Form 10-Q
period 1996-03-31
RISCORP INC
filed 1996-05-15
CIK 1003957

FORM 10-Q


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-27462



                       RISCORP, INC.
(Exact name of registrant as specified in its charter)

          FLORIDA                     65-0335150
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification No.)

 1390 Main Street, Sarasota, Florida         34236
	(Address of principal executive offices)	(Zip Code)

                      (941) 951-2022
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No       .

Number of shares outstanding of the issuer's Common Stock:

      Class                       Outstanding at April 30, 1996
	Class A Common Stock, $.01 par value  		  11,047,582
	Class B Common Stock, $.01 par value		    24,325,901

INDEX


                                                           Page No.
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets -
			As of March 31, 1996 and December 31, 1995                3-4

		Consolidated Condensed Income Statements -
			Three months ended March 31, 1996 and 1995                  5

		Consolidated Condensed Statements of Cash Flows -
			Three months ended March 31, 1996 and 1995                6-7

		Notes to Consolidated Condensed Financial
			Statements                                        							8-10

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations                   		11-15

Part II - Other Information

	Item 1.	Legal Proceedings                                    16
	Item 2.	Changes to Securities                                16
	Item 3.	Defaults Upon Senior Securities                      16
	Item 4.	Submission of Matters to a Vote
			of Security Holders                                        16
	Item 5.	Other Information                                    16
	Item 6.	Exhibits and Reports on Form 8-K                     16


Part I	Financial Information
Item 1.	Financial Statements

RISCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
March 31, 1996 and December 31, 1995
(Dollars in thousands)

                                           March 31,  December 31,
                                                1996       1995
ASSETS                                       (Unaudited)
Investments:
  Fixed maturities available for sale, at
   fair value (amortized cost $98,311 in
   1996 and $54,064 in 1995)                  $  98,661  $  53,390
  Fixed maturities held to maturity, at
   amortized cost (fair value $14,744 in
   1996 and $15,763 in 1995)                     14,621     15,583
  Equity securities, at fair value (cost
   $1,193 in 1996 and $389 in 1995)               1,195        392
  Total investments                             114,477     69,365
Cash and cash equivalents                        82,240     23,348
Premiums receivable                             112,354     93,748
Accounts and notes receivable - related party     2,628     10,754
Recoverable from Florida Special Disability
 Trust Fund                                      52,793     51,836
Reinsurance recoverables                        107,488    109,511
Prepaid reinsurance premiums                     24,332     21,880
Prepaid managed care fees                        10,964      8,616
Accrued reinsurance commissions                   9,716      7,549
Deferred income taxes                            11,879     11,193
Property and equipment, net                      19,610     18,044
Cost in excess of net assets of
 businesses acquired                             18,120      3,688
Other assets                                     21,991     13,710
Total assets                                  $ 588,592  $ 443,242

See accompanying notes to consolidated condensed financial statements.
(Continued)

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets, continued
March 31, 1996 and December 31, 1995
(Dollars in thousands)
                                           March 31, December 31,
                                             1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY     (Unaudited)
Liabilities:
  Unpaid claim and claim settlement expenses $ 268,128  $ 261,700
  Unearned premiums                             78,034     64,395
  Notes payable of parent company               15,000     42,000
  Notes payable of subsidiaries                  1,952      5,417
  Reinsurance balances payable                   3,856      3,731
  Accrued expenses and other liabilities        61,973     42,451
  Net assets in excess of cost of
   business acquired                           12,186       7,391
Total liabilities                             441,129     427,085
Shareholders' equity:
  Class A common stock, $.01 par value,
   100,000,000 shares authorized: 11,047,582
   shares issued and outstanding                  110         --
  Class B common stock, $.01 par value,
   100,000,000 shares authorized: 24,325,901
   shares issued and outstanding                  243        281
  Preferred stock, 10,000,000 authorized,
   no shares issued and outstanding                --         --
  Additional paid-in capital                  128,864        349
  Net unrealized gains on investments             229        510
  Unearned compensation - stock options          (143)      (215)
  Retained earnings                            18,160     15,232
Total shareholders' equity                    147,463     16,157
Total liabilities and shareholders' equity  $ 588,592  $ 443,242

See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Income
For the Three Months Ended March 31, 1996 and 1995
(Dollars in thousands, except per share data)

                                              1996       1995
                                          (Unaudited) (Unaudited)
Revenues:
     Premiums earned                       $ 38,369      $ 31,555
     Fee income                               7,082         4,884
     Net investment income                    1,611         2,038
     Total revenues                          47,062        38,477
Expenses:
    Claim and claim settlement expenses      24,366        16,947
    Commissions, underwriting and
     administrative expenses                 15,806        11,518
    Interest expense                          1,077         1,120
    Depreciation and amortization               979           387
    Total expenses                           42,228        29,972

Income before income taxes                    4,834         8,505

Income taxes                                  1,777         2,316
Net income                                $   3,057     $   6,189
Net income per common share                    0.09     $    0.21
Weighted average common and common share
  equivalents outstanding                32,536,343    30,053,167

See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Three Months ended March 31, 1996 and 1995
(Dollars in thousands)
                                               1996       1995
                                            (Unaudited)(Unaudited)
Net cash provided (used) by operating
   activities                               $ 21,918   $ (31,992)

Cash flows from investing activities:
     Purchase of property and equipment       (2,273)       (882)
     Proceeds from the sale of equipment         469          --
     Purchase of fixed maturities -
      available for sale                     (47,207)        (99)
     Proceeds from sale of fixed
      maturities - available for sale          3,908       4,589
     Proceeds from maturities of fixed
      maturities - available for sale          1,960       1,500
     Purchase of equity securities              (580)         --
     Proceeds from sale of equity securities      --         187
     Purchase of RISCORP Insurance Company,
      net of cash acquired                        --       5,885
     Purchase of CompSource, Inc. and
      Insura, Inc., net of cash acquired     (12,669)         --
     Purchase of Atlas Insurance Company,
      net of cash acquired                    (4,742)         --

     Net cash provided (used) by
      investing activities                   (61,134)     11,178

Cash flows from financing activities:
     Principal repayments of notes payable   (30,465)    (22,955)
     Proceeds from notes payable                  --      41,500
     Increase in deposit balances payable         44         160
     Unearned compensation - stock options        72         178
     Issuance of common stock                128,587          --
     Other, net                                 (130)         --

     Net cash provided by
      financing activities                    98,108      18,883

Net increase (decrease) in cash and
  cash equivalents                            58,892      (1,931)

Cash and cash equivalents,
  beginning of period                         23,348      13,747

Cash and cash equivalents,
  end of period                             $ 82,240    $ 11,816

See accompanying notes to consolidated condensed financial statements.

(Continued)

RISCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows, continued
For the Three months ended March 31, 1996 and 1995
(Dollars in thousands)


                                             1996        1995
                                         (Unaudited)  (Unaudited)
Supplemental disclosures of cash flow information:

     Cash paid during the year for:
        Interest                           $  1,049     $  1,091
        Income taxes                       $     --     $     --










See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
(Unaudited)


(1)	Basis of Presentation

	RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on February 28, 1996 (File No. 33-99760).

	The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)	Initial Public Offering of Common Stock

	On February 29, 1996, the Company issued 7,200,000 shares of common stock in an initial public offering at a price of $19.00 per share. Net proceeds after underwriting discounts and commissions totaled approximately $127.9 million. The Company used the proceeds from the offering as follows: approximately $28.6 million to repay certain debt, approximately $26.0 million bearing interest at a variable rate (either LIBOR or the prime rate of First Union National Bank of North Carolina, plus an applicable margin) which as of March 1, 1996 was 8.75% per year, and approximately $2.6 million bearing interest at the rate of 9.75% per year. Additionally, approximately $16.4 million was used to complete the acquisition of CompSource, Inc. and Insura, Inc. ("collectively, "CompSource") and Atlas Insurance Company
("Atlas"), approximately $30.0 million was used to increase the capital surplus of the Company's insurance subsidiaries, and the balance will be used for general corporate purposes, including the funding of statutory surplus levels of the Company's insurance subsidiaries to fund the future growth of its business.

	In conjunction with the offering of shares by the Company, the majority shareholder offered shares to the public. The Company did not receive any proceeds from the sale of shares offered by the majority shareholder. However, some of the majority shareholder's proceeds from the offering were used to repay approximately $7.6 million in outstanding indebtedness to the Company.

RISCORP, INC. AND SUBSIDIARIES

(Unaudited)

(3)	Acquisitions and Joint Ventures

	Joint Venture Arrangement with Blue Cross and Blue Shield of Illinois. In January, 1996, the Company entered into a joint venture arrangement with Blue Cross and Blue Shield of Illinois ("BCBSI") to establish Third Coast Holding Company ("Third
Coast"). Third Coast then formed an Illinois domestic stock insurance company (the "Insurance Company") to underwrite and sell managed care workers' compensation insurance in Illinois, as well as a third-party administrator corporation (the "Administrator") to provide administrative services to the Insurance Company. Essentially, the Administrator will act as the third-party service provider to the Insurance Company and the Company will manage the Administrator. Under the terms of the agreement, both BCBSI and the Company each hold 50% of the outstanding common stock of Third Coast. On March 29, 1996, BCBSI contributed $10 million to capitalize the operations of Third Coast. The Company was not required to contribute capital to the venture. However, the Company is contributing the use of its expertise, systems, and intellectual property to enable the Insurance Company to underwrite and sell managed care workers' compensation insurance throughout Illinois and to enable the Administrator to provide third-party administration services to the Insurance Company. As a result of the initial contribution by BCBSI on March 29, the Company recorded an investment in Third Coast Holding and corresponding net assets in excess of cost of business acquired of $5 million. In addition, BCBSI has agreed to initially loan the Insurance Company up to $10 million. To maintain sufficient capitalization levels, BCBSI has agreed to provide additional surplus loans to the Insurance Company in a maximum aggregate of $20 million, if certain other conditions are met.

	Acquisition of CompSource. In March, 1996, the Company purchased all of the stock of CompSource, Inc. and Insura, Inc. ("collectively, "CompSource") in exchange for approximately $11.9 million in cash and 112,582 of shares of the Company's Class A Common Stock. CompSource is a workers' compensation management services company offering its' services in North Carolina. Cost in excess of net assets of businesses acquired of approximately $12.5 million was recorded as a result of this acquisition.

	Acquisition of Atlas. In March, 1996, the Company completed its acquisition of Atlas Insurance Company ("Atlas") for approximately $5 million in cash. Atlas has insurance licenses in 19 states. In addition, the acquisition gives the Company excess and surplus lines licenses in 5 additional states. Cost in excess of net assets of business acquired of approximately $2.1 million was recorded as a result of this acquisition.

(4)	Contingencies

	On April 2, 1996, the Company and three key executives were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the Company violated the Racketeer Influenced and Corrupt Organizations Act (RICO), breached fiduciary duties and was negligent in the Company's non-cash acquisition of Commerce Mutual Insurance Company ("CMIC") in 1994. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company believes this lawsuit is without merit and intends to vigorously defend this action, however, there can be no assurance that it will prevail in the litigation.

RISCORP, INC. AND SUBSIDIARIES

(Unaudited)


(4)	Contingencies, continued

	The State of Florida operates a Special Disability Trust Fund (the "SDTF") that reimburses Florida employers and carriers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the physically disabled worker merges with, aggravates, or accelerates a pre-existing impairment. As of March 31, 1996, the Company's estimated recoveries from the SDTF were $52.8 million, and its actual recoveries from the SDTF during the three months ended March 31, 1996 were $684,000. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not pre-funded its claims liability and no reserves currently exist. Under Florida sunset laws applicable to some state sponsored funds, the SDTF may have expired on November 4, 1996, unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature this year, the SDTF was re-created and is not scheduled for further review under the Florida sunset laws until the year 2000. The Florida legislature may, however, review the SDTF earlier and no assurance can be made with regard to the legislature's possible actions. Moreover, it is not possible to predict how the SDTF will operate, if at all, in the future after further legislative review. Changes in the SDTF operations which decrease the availability of recoveries from the SDTF or increase the SDTF assessments payable by the Company, or the discontinuation of the SDTF, could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

	This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

	Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to execute its growth strategy, to obtain necessary regulatory approvals, to win acceptance in local markets, to expand its network of independent insurance agencies, to complete acquisitions and to effectively manage any such growth; the impact on the Company of current and future federal and state regulation of health care reform legislation, including changes in the availability of recoveries from the SDTF; the Company's limited operating history, and direct loss and claims experience; the impact of ratings received by the Company from various rating services or the absence of such ratings; the Company's need for additional capital to meet state regulatory requirements and the ability of the Company to generate sufficient capital in a timely fashion, the failure of the SDTF to pay the Company's reimbursement requests due to changes in the law governing its operations, discontinuation of the SDTF due to regulatory action, the possible negative impact on the Company of the termination of quota share or excess of loss reinsurance agreements or the failure of such reinsurers to meet their obligations under such agreements (see "Overview" for information concerning reinsurance); the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the Company if Florida was to permit competition based on price in workers' compensation insurance; general economic conditions in Florida or the United States generally; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products; as well as other factors described in the Company's Prospectus under the heading "Risk Factors" included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 28, 1996 (File No. 33-99760).

Overview

	The Company provides managed care workers' compensation products and services designed to lower the overall costs of workers' compensation claims. The Company was founded in 1988 as the management entity for a Florida commercial self-insurance fund (the "Predecessor Fund") which the Company helped organize. Prior to January 1, 1995, the Company's business primarily consisted of fee-based managed care workers' compensation services provided to the predecessor Fund, which was converted into an assessable mutual company in 1993. On January 1, 1995, the assessable mutual company was converted into a stock insurance company, renamed RISCORP Insurance Company ("RIC"), and concurrently acquired by the Company. As a result of the acquisition, the revenues of the Company are now primarily derived from premiums earned from its managed care workers' compensation products.

	In conjunction with the acquisition of RIC, the Company entered into a 50% Quota Share Reinsurance agreement with American Re-Insurance Company ("Am Re"). The quota share reinsurance agreement provides for the Company to cede 50% of its direct workers' compensation premiums written and losses incurred on and after January 1, 1995 to Am Re. Am Re pays a ceding commission to the Company based on the Company's loss ratio, subject to certain adjustments and limits.

	Since January 1, 1995, the Company's revenues have consisted of premiums earned from risk-bearing operations, fee income representing service fees from managed funds, other income and net investment income. Premiums earned during a period are the direct premiums earned by the Company on in-force policies. Fee income represents the amount the Company receives for managing group self-insurance funds and administrative fees collected from self-insureds to cover claims services provided. Net investment income represents earnings on the Company's investment portfolio, less investment expenses.

	Since January 1, 1995, the Company's expenses have consisted of claim and claim settlement expenses, commissions, underwriting and administrative expenses. Claim and claim settlement expenses include reserves for future payments for medical care and rehabilitation costs; indemnity payments for lost wages and third party claim settlement expense such as independent medical examinations, surveillance costs, and legal expenses; and staff and related expenses incurred to administer and settle claims.
Claim and claim settlement expenses are offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreement, the State of Florida Special
Disability Trust Fund (the "SDTF"), and subrogation from third parties. Commissions, underwriting and administrative expenses consist of agent commissions, premium taxes which include SDTF assessments, state guaranty fund assessments, and underwriting and marketing expenses. These expenses are partially offset by ceding commissions received under the Company's quota share reinsurance agreement. Administrative expenses include the costs of providing executive, administrative, and support services to the Company's subsidiaries and affiliates.

Results of Operations

Three months ended March 31, 1996 Compared to three months ended
March 31, 1995

	Direct premiums earned increased to $74.6 million for the quarter ended March 31, 1996 from $61.3 million for the same period in 1995, a net increase of $13.3 million. The increase was primarily due to an increase in the number of in-force policies from 20,173 as of March 31, 1995 to 22,777 as of March 31, 1996.
Premiums assumed increased primarily due to commencement of a new reinsurance contract for expansion into other states. Premiums ceded to reinsurers increased to $37.6 million from $30.0 million, primarily as a result of the growth in premium volume. The following table shows direct, assumed, ceded, and net earned premiums for the three months ended March 31, 1995 and 1996:

                                             Three months ended
                                                  March 31,
                                                 1996      1995
                                                 (in thousands)
     Direct premiums earned                   $ 74,572  $61,329
     Assumed premiums earned                     1,439      265
     Premiums ceded to reinsurers              (37,642) (30,039)
     Net premiums earned                     $  38,369 $ 31,555

	Fee income for the three months ended March 31, 1996 was $7.1 million compared to $4.9 million for the same period in 1995, a net increase of $2.2 million. The increase is reflective of growth in fees generated by the growth in existing managed funds and the management of several new insurance operations.

	Net investment income for the three months ended March 31, 1996 was $1.6 million compared to $2.0 million for the same period in 1995, a net decrease of $0.4 million. The decrease was attributable to a decrease in the Company's insurance investment portfolio partially due to the use of funds to pay claims in the first quarter of 1995 pursuant to the Company's 1994 settlement initiative and cash obligations under the quota share reinsurance agreement. Additionally, available yields for comparable securities were less in the first three months of 1996 compared to the same period of 1995. This decrease was partially offset by income from the investment of proceeds from the Company's initial public offering.

	Claim and claim settlement expenses for the three months ended March 31, 1996 was $24.4 million compared to $16.9 million for the same period in 1995, a net increase of $7.5 million. The increase was caused primarily by growth in premium volume coupled with the effect of a $3.0 million reduction in reserves in the first quarter of 1995 following from the results of the Company's claims settlement initiative.

	Commissions, underwriting and administrative expenses for the three months ended March 31, 1996 was $15.8 million compared to $11.5 million for the same period in 1995, a net increase of $4.3 million. The increase was caused primarily by growth in the Company's operations, including $1.2 million expended on new employees. Overall growth in operations resulted in increases in agents' commissions, premium taxes, contract services, office occupancy, and other miscellaneous expenses. The Company's total employees increased from 603 as of March 31, 1995 to 739 at March
31, 1996.

	Interest expense for the three months ended March 31, 1996 was $1.08 million compared to $1.12 million for the same period in 1995. The decrease is due primarily to the repayment of a portion of outstanding borrowings with proceeds from the initial public offering.

	Depreciation and amortization expenses for the three months ended March 31, 1996 was $1.0 million compared to $0.4 million for the same period in 1995, a net increase of $0.6 million. The increase was caused primarily by accelerated amortization of loan fees due to the payoff of borrowings, amortization of goodwill related to acquisitions, and additions to property and equipment during 1995.

	The effective tax rate for the three months ended March 31, 1996 was 36.8% compared to 27.2% for the same period in 1995. The increase resulted from a decrease in tax exempt income and the earnings of RISCORP of North Carolina which were non-taxed as an S-Corporation prior to its inclusion into the consolidated group.

	The weighted average common shares outstanding for the three months ending March 31, 1996 was 32,536,343 versus 30,053,167 for the three months ending March 31, 1995. The increase is due to the issuance of 7.2 million class A common stock in conjunction with the initial public offering in February, 1996, and the issuance of 112,582 shares of class A common stock to acquire CompSource.

	In January, 1996, the Company entered into a joint venture arrangement with Blue Cross and Blue Shield of Illinois ("BCBSI") to underwrite and sell managed care workers' compensation insurance in Illinois, as well as a third-party administrative services to the jointly-owned service company. As a result of the initial contribution of BCBSI on March 29, the Company recorded an investment in the joint venture and net assets in excess of cost of business acquired of $5 million. In March, 1996, the Company purchased all of the stock of CompSource in exchange for approximately $11.9 million in cash and 112,582 of shares of the Company's Class A common stock. CompSource is a workers' compensation management services company offering its services in North Carolina. Also in March, 1996, the Company acquired Atlas, headquartered in Kansas City, Missouri for approximately $5 million in cash. The Atlas acquisition conveys to the Company various commercial insurance licenses in 19 states, as well as excess and surplus lines licenses in 5 additional states. These acquisitions and joint venture do not have a material impact on the results of operations and financial condition of the Company for the three months ended March 31, 1996.

Liquidity and Capital Resources

	The Company has historically met its cash requirements and financed its growth through cash flows generated from operations, loans, and lines of credit. On February 29, 1996 the company completed its initial public offering of common stock which generated net proceeds of $127.9 million. The proceeds were used to repay certain debt, acquire CompSource and Atlas, increase the capital surplus of the Company's insurance subsidiaries, and for general corporate purposes including the funding of statutory surplus levels of the Company's insurance subsidiaries as well as the funding of the future growth of its business. The Company's primary sources of cash flow from operations are premiums and investment income, while its cash requirements consist primarily of payments for claims and claim settlement expenses, policy acquisition costs, capital for insurance subsidiaries' surplus needs, and other general and administrative expenses.

	Cash flow from operations for the three months ended March 31, 1996 was $21.9 million as compared to $(32.0) million for the same period of 1995. The high level of net cash disbursements from operations in 1995 relates primarily to the cession of written premiums under reinsurance agreements. Due to the timing of premium receipts and claim payments particularly in the initial year of the quota share reinsurance agreement, cessions to the reinsurer resulted in negative cash flows to the Company. However, as losses develop and are paid for in future years, this trend is expected to reverse.

	The Company incurred substantial indebtedness in connection with its reorganization in December 1994 and its acquisition of the stock insurance company in January 1995. The Company borrowed $41.0 million under a senior credit facility of $26.0 million agreement (retired in 1996 with proceeds from stock offering) and a subordinated debt of $15.0 million. In addition, the Company has borrowed $2.0 million under a $2.0 million line of credit (also retired in 1996). On December 15, 1995 in conjunction with the proposed acquisition of CompSource, the Company borrowed $ 1 million under a term loan agreement and disbursed the proceeds into an escrow account pursuant to a stock purchase agreement. The Company used a portion of the proceeds from the Offering to fund the acquisition of CompSource including payoff of the loan. To service its obligations, the Company currently receives management fees from its insurance subsidiaries.

	The Company's principal uses of cash have been to support its operating activities, including the quota share reinsurance agreement, fund the acquisition and capital surplus needs of the stock insurance company in January 1995, and fund the start-up and operations of its various managed care programs and services. The Company believes its future cash flow generated by operations, its cash and investment balances, and the net proceeds from the Offering will be sufficient to fund: continuing operations at current levels, capital surplus needs of insurance subsidiaries, principal repayments and debt service on its outstanding obligations, as well as capital expenditures, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months).

	The Company recorded $52.8 million in accrued recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. For the three months ended March 31, 1996, the Company received payments from the SDTF totaling $684,000. Once the SDTF determines that an individual claim is eligible for reimbursement, the SDTF periodically reimburses the insurer as the insurer submits reimbursement requests. The Company believes that it will ultimately collect the entire balance of the SDTF claims and that periodic reimbursement will be received following its submission of proofs of claim and reimbursement requests. During its approximate 40 year history, the SDTF has historically paid reimbursement requests for claims it determined were eligible for reimbursement. The Company believes that the SDTF will meet its obligations to pay eligible reimbursement requests, although there can be no assurance in this regard.

	The National Association of Insurance Commissioners ("NAIC") has recently adopted risk-based capital standards to determine capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1995, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements

Other Information

	Effective May 1, 1996, the Company terminated its workers' compensation managed care arrangement ("WCMCA") with RISCORP Health Plans, Inc. ("RHP"). RHP is controlled by the Company's majority shareholder, William D. Griffin. The Company's other agreements with RHP will remain in effect. The termination of the WCMCA with RHP was approved by the Company's outside directors. It was terminated upon recommendation by both RHP and the Company's management for a variety of reasons, most notably the redundancy of provider network access caused by the Company's own contractual rights with many of the same providers in the RHP network and the WCMCA it has with another health care plan. In addition, the Company believes that ongoing implementation of the more advanced claims management techniques through direct contractual relationships, such as medical cost limitation and risk sharing provider agreements, will allow benefits of the intensified claims management to be enjoyed by the Company and not shared with RHP.

Part II - Other Information

Item 1.	Legal Proceedings

	On April 2, 1996, the Company and three key executives were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the Company violated the Racketeer Influenced and Corrupt Organizations Act (RICO), breached fiduciary duties and was negligent in the Company's non-cash acquisition of Commerce Mutual Insurance Company ("CMIC") in 1994. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company believes this lawsuit is without merit and intends to vigorously defend this action, however, there can be no assurance that it will prevail in the litigation.

Item 2.	Changes to Securities

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibit

	11	Statement Re Computation of Per Share Earnings

	27	Financial Data Schedules

b)	Reports on Form 8-K

	None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	RISCORP, INC.
	(Registrant)



Date:	May 14, 1996

	/s/Edward J. Hammel
		Edward J. Hammel
		Senior Vice President,
		Chief Financial Officer,
		and Director