Form 10-Q
period 1996-06-30
RISCORP INC
filed 1996-08-14
CIK 1003957

FORM 10-Q


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Number of shares outstanding of the issuer's Common Stock:

			Class	                           					Outstanding at July 31, 1996
	Class A Common Stock, $.01 par value      				  11,047,582
	Class B Common Stock, $.01 par value				        24,325,901

INDEX


                                                                  	Page No.
Part I	Financial Information

	Item 1.	Financial Statements

			Consolidated Condensed Balance Sheets -
	As of June 30, 1996 and December 31, 1995                          	3-4

			Consolidated Condensed Income Statements -
	Three months ended June 30, 1996 and 1995                            	5

			Consolidated Condensed Income Statements -
	Six months ended June 30, 1996 and 1995                              	6

			Consolidated Condensed Statements of Cash Flows -
	Six months ended June 30, 1996 and 1995                            	7-8

	Notes to Consolidated Condensed Financial Statements	              9-11

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	                             12-17

Part II - Other Information

	Item 1.	Legal Proceedings                                           	18
	Item 2.	Changes to Securities	                                       18
	Item 3.	Defaults Upon Senior Securities	                             18
	Item 4.	Submission of Matters to a Vote of Security Holders	         18
	Item 5.	Other Information	                                           18
	Item 6.	Exhibits and Reports on Form 8-K	                            18


Part I	Financial Information
Item 1.	Financial Statements

RISCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
June 30, 1996 and December 31, 1995
(Dollars in thousands)

                                                         June 30,    December 31
                                                           1996         1995
ASSETS                                                 (Unaudited)
Investments:
 Fixed maturities available for sale, at
  fair value	(amortized cost $169,814 in
  1996 and $54,064 in 1995)                            $  169,271     $  53,390
 Fixed maturities held to maturity, at
  amortized cost	(fair value $15,361 in 1996
  and $15,763 in 1995)                                     15,348        15,583
	Equity securities, at fair value (cost
  $2,846 in 1996 and	$389 in 1995)                          2,909           392
	Total investments                                        187,528        69,365
Cash and cash equivalents                                  28,393        23,348
Premiums receivable                                       112,821        93,748
Accounts and notes receivable                               4,959        10,754
Recoverable from Florida Special Disability Trust Fund     52,793        51,836
Reinsurance recoverables                                  132,847       109,511
Prepaid reinsurance premiums                               23,640        21,880
Prepaid managed care fees                                  13,620         8,616
Accrued reinsurance commissions                            11,353         7,549
Deferred income taxes                                       9,402        11,193
Property and equipment, net                                21,576        18,044
Cost in excess of net assets of businesses acquired        18,102         3,688
Other assets                                               26,051        13,710
Total assets                                            $ 643,085     $ 443,242

See accompanying notes to consolidated condensed financial statements.
(Continued)

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets, continued
June 30, 1996 and December 31, 1995
(Dollars in thousands)
                                                          June 30,  December 31,
                                                            1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY                    (Unaudited)
Liabilities:
   Unpaid claim and claim settlement expenses            $ 332,420    $ 261,700
   Unearned premiums                                        75,352       64,395
   Notes payable of parent company                          15,000       42,000
   Notes payable of subsidiaries                             1,623        5,417
   Reinsurance balances payable                              4,541        3,731
   Accrued expenses and other liabilities                   50,677       42,451
   Net assets in excess of cost of business acquired        11,012        7,391
   Total liabilities                                       490,625      427,085
Shareholders' equity:
  Class A common stock, $.01 par value, 100,000,000
   shares authorized: 11,047,582 shares
   issued and outstanding                                      110           --
  Class B common stock, $.01 par value, 100,000,000
   shares authorized: 24,325,901 shares
   issued and outstanding                                      243          281
  Preferred stock, 10,000,000 authorized,
   no shares issued and outstanding                             --           --
  Additional paid-in capital                               128,381          349
  Net unrealized gains on investments                         (424)         510
  Unearned compensation - stock options                        (72)        (215)
  Retained earnings                                         24,222       15,232
   Total shareholders' equity                              152,460       16,157
     Total liabilities and shareholders' equity            643,085      443,242

See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three Months Ended June 30, 1996 and 1995
(Dollars in thousands, except per share data)
                                                            1996         1995
                                                        (Unaudited)  (Unaudited)
Revenues:
    Premiums earned                                       $ 42,121     $ 36,069
    Fee income                                               8,887        5,264
    Net investment income                                    2,883        2,030
    Total revenues                                          53,891       43,363
Expenses:
    Claim and claim settlement expenses                     26,760       21,595
    Commissions, underwriting and administrative expenses   16,262       15,109
    Interest expense                                           522        1,295
    Depreciation and amortization                              967          443
    Total expenses                                          44,511       38,442
Income before income taxes                                   9,380        4,921
Income taxes                                                 3,448        1,329
Net income                                               $   5,932    $   3,592
Net income per common share                              $    0.16    $    0.12
Weighted average common and common share
  equivalents outstanding                               37,462,722   30,092,500

See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Six Months Ended June 30, 1996 and 1995
(Dollars in thousands, except per share data)
                                                          1996         1995
                                                       (Unaudited)  (Unaudited)
Revenues:
    Premiums earned                                      $   80,490    $ 67,624
    Fee income                                               15,969      10,149
    Net investment income                                     4,494       4,068
    Total revenues                                          100,953      81,841
Expenses:
    Claim and claim settlement expenses                      51,126      38,542
    Commissions, underwriting and administrative expenses    32,067      26,627
    Interest expense                                          1,598       2,414
    Depreciation and amortization                             1,947         831
    Total expenses                                           86,738      68,414
Income before income taxes                                   14,215      13,427
Income taxes                                                  5,225       3,645
Net income                                                 $  8,990    $  9,782
Net income per common share                                $   0.26    $   0.33
Weighted average common and common share
 equivalents outstanding                                 35,012,634  30,092,500

See accompanying notes to consolidated condensed financial statements.

RISCORP, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Six Months ended June 30, 1996 and 1995
(Dollars in thousands)
                                                    						  1996  	    1995
  					                                                 (Unaudited)	(Unaudited)
Net cash provided (used) by operating activities         $    8,396	  $ (39,817)

Cash flows from investing activities:
	Purchase of property and equipment                        		(5,151)       (871)
	Proceeds from the sale of equipment		                          381         	--
	Purchase of fixed maturities - available for sale		       (115,915)       	(99)
	Proceeds from sale of fixed maturities
  - available for sale                                      	29,867     	27,272
	Proceeds from maturities of fixed maturities
  - available for sale                                      		6,060      	2,150
	Proceeds from maturities of fixed maturities
  - held to maturity                                        		1,000         	--
	Purchase of equity securities                             		(2,456)        	--
	Proceeds from sale of equity securities		                       25        	300
	Purchase of RISCORP Insurance Company, net of cash acquired		   --      	5,885
	Purchase of CompSource, Inc. and Insura, Inc.,
  net of cash acquired                                    		(12,681)        	--
	Purchase of NARM, net of cash acquired		                     2,716         	--
	Purchase of Atlas Insurance Company, net of cash acquired		 (5,370)         --

		Net cash provided (used) by investing activities		       (101,524)	    34,637

Cash flows from financing activities:
	Principal repayments of notes payable                    		(30,797)   	(27,940)
	Proceeds from notes payable	                                   	--   	  41,500
	Increase in deposit balances payable		                         723        	434
	Unearned compensation - stock options		                        144        	536
	Issuance of common stock		                                 128,031	         --
	Other, net		                                                    72 	       338

		Net cash provided by financing activities		                98,173    	 14,868

Net increase in cash and cash equivalents		                   5,045      	9,688

Cash and cash equivalents, beginning of period		             23,348    	 13,747

Cash and cash equivalents, end of period	 	                $ 28,393  	   23,435

See accompanying notes to consolidated condensed financial statements.

(Continued)

RISCORP, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows, continued
For the Six months ended June 30, 1996 and 1995
(Dollars in thousands)


                                                        					 1996   	  1995
					                                                    (Unaudited) (Unaudited)
Supplemental disclosures of cash flow information:

	Cash paid during the year for:
		Interest	                                                $  1,104   	$  2,105
		Income taxes		                                           $  4,399	   $  1,797









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
 financial statements in conformity with GAAP requires management to make
	estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and
	expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 1996 may not be indicative of the results that may
	be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated
	financial statements of RISCORP, Inc. and subsidiaries for the year ended
 December 31, 1995 contained in the Company's Registration Statement on Form
 S-1, which was filed with the Securities and Exchange Commission on
 February 28, 1996 (File No. 33-99760).

	The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)	Initial Public Offering of Common Stock

	On February 29, 1996, the Company issued 7,200,000 shares of common stock in an initial public offering at a price of $19.00 per share. Net proceeds after underwriting discounts and commissions totaled approximately $127.9 million. The Company used the proceeds from the offering as follows:
	approximately $28.6 million to repay certain debt, approximately $26.0 million bearing interest at a variable rate (either LIBOR or the prime rate of First Union National Bank of North Carolina, plus an applicable margin)
 which as of March 1, 1996 was 8.75% per year, and approximately $2.6 million
	bearing interest at the rate of 9.75% per year. Additionally, approximately
 $16.4 million was used to complete the acquisition of CompSource, Inc. and
 Insura, Inc. ("collectively, "CompSource") and Atlas Insurance Company
 ("Atlas"), approximately $44.5 million has been used to increase the capital surplus of the Company's insurance subsidiaries, and the balance will be used for general corporate purposes, including the funding of statutory surplus levels of the Company's insurance subsidiaries to fund the future
	growth of its business.

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

	Acquisition of CompSource.  In March, 1996, the Company purchased all of the stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for approximately $11.9 million in cash and 112,582 of shares of the Company's Class A Common Stock. CompSource is a workers' compensation management services company offering its services in North Carolina. Cost in excess of net assets of businesses acquired of approximately $12.5 million was recorded as a result of this acquisition.

	Acquisition of Atlas.  In March, 1996, the Company completed its acquisition of Atlas Insurance Company ("Atlas") for approximately $5 million in cash.
 Atlas has insurance licenses in 19 states. In addition, the acquisition gives the Company excess and surplus lines licenses in 5 additional states.
 Cost in excess of net assets of business acquired of approximately $2.1
 million was recorded as a result of this	acquisition. Following the
 acquisition, Atlas was renamed RISCORP National Insurance Company ("RNIC").

	Acquistion of NARM. On June 15, 1996, RNIC acquired the assets and liabilites of the National Alliance for Risk Management ("NARM"), a North
 Carolina workers' compensation self-insurance fund with	approximately $53
 million of standard premiums in-force. The acquisition was accomplished by means of a loss portfolio transfer reinsurance agreement. NARM's assets and liabilities totaled approximately $44.0 million and $43.1 million, respectively, at the date of acquisition. Net assets in excess of cost of business acquired of approximately $.9 million was recorded as a result of this transaction.

RISCORP, INC. AND SUBSIDIARIES

(Unaudited)


(4)	Contingencies

	On April 2, 1996, the Company and three key executives were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the
	Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and was negligent in the Company's non-cash acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The suit seeks compensatory and punitive damages and equitable relief and
 treble	damages for the RICO counts. The named plaintiffs, Vero Cricket
 Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company believes this lawsuit is without merit and intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

	The State of Florida operates a Special Disability Trust Fund (the "SDTF") that reimburses Florida employers and carriers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the physically disabled worker merges with, aggravates, or accelerates a pre-existing impairment. As of June 30, 1996, the Company has recorded a receivable from the SDTF of $52.8 million. Actual recoveries from the SDTF during the three and six months ended June 30, 1996 were $0 and $684,000, respectively. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not pre-funded its claims liability and no reserves currently exist. Under Florida sunset laws applicable to some state sponsored funds, the SDTF was scheduled to expire on November 4, 1996, unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature this year, the SDTF was re-created and is not scheduled for further review under the Florida sunset laws until the year 2000. The Florida legislature
	may, however, review the SDTF earlier and no assurance can be made with regard to the legislature's possible actions. Moreover, it is not possible to predict how the SDTF will operate, if at all, in the future. Changes in the SDTF operations which decrease the availability of recoveries from the SDTF or increase the SDTF assessments payable by the Company, or the discontinuation of the SDTF, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

	Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to execute its growth strategy, to obtain necessary regulatory approvals, to win acceptance in local markets, to expand its network of independent insurance agencies, to complete acquisitions and to effectively manage any such growth; the impact on the
 Company of current and future federal and state regulation of health care reform legislation, including changes in the availability of recoveries from the SDTF; the Company's limited operating history, and direct loss and claims experience; the impact of ratings received by the Company from various rating services or the absence of such ratings; the Company's need for additional capital to meet state regulatory requirements and the ability of the
 Company to generate sufficient capital in a timely fashion, the failure of the SDTF to pay the Company's reimbursement requests, discontinuation of the
 SDTF, the possible negative impact on the Company of the termination of quota share or excess of loss reinsurance agreements or the failure of such reinsurers to meet their obligations under such agreements (see "Overview"
 for information concerning reinsurance); the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the
 Company if Florida was to permit competition based on price in workers'
 compensation insurance; general economic conditions in Florida or the
 United States generally; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products;
 as well as other factors described in the Company's Prospectus under the heading "Risk Factors" included in the Company's Registration Statement on
 Form S-1 filed with the Securities and Exchange Commission on
 February 28, 1996 (File No. 33-99760).

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

	Since January 1, 1995, the Company's revenues have consisted of premiums earned from risk-bearing operations, fee income representing service fees from managed funds, and net investment income. Premiums earned during a period are the direct premiums earned by the Company on in-force policies. Fee income represents the amount the Company receives for managing group self-insurance funds and administrative fees collected from self-insureds to cover claims services provided. Net investment income represents earnings on the
 Company's investment portfolio, less investment expenses.

	Since January 1, 1995, the Company's expenses have consisted of claim and claim settlement expenses, commissions, underwriting and administrative expenses.
 Claim and claim settlement expenses include reserves for future payments for medical care and rehabilitation costs; indemnity payments for lost wages and third party claim settlement expense such as independent medical examinations, surveillance costs, and legal expenses; and staff and related expenses incurred to administer and settle claims. Claim and claim settlement expenses are offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreement, the SDTF, and subrogation from third parties.
 Commissions, underwriting and administrative expenses consist of agent commissions, premium taxes which include SDTF assessments, state guaranty fund assessments, and underwriting and marketing expenses. These expenses are partially offset by ceding commissions received under the Company's quota share reinsurance agreement. Administrative expenses include the costs of providing executive, administrative, and support services to the
 Company's subsidiaries and affiliates.

Results of Operations

Three months ended June 30, 1996 Compared to three months ended June 30, 1995

	Direct premiums earned increased to $77.7 million for the three months ended
 June 30, 1996 from $71.5 million for the same period in 1995, a net increase of $6.2 million. The increase was primarily due to an increase in the number of in-force policies from 21,024 as of June 30, 1995 to 22,418 as of June 30,
 1996. Premiums assumed increased primarily due to commencement of a new reinsurance contract for expansion into other states. Premiums ceded to reinsurers increased to $37.6 million from $36.5 million, primarily as a result of the growth in premium volume. The following table shows direct, assumed, ceded, and net earned premiums for the three months ended
 June 30, 1996 and 1995:

                                                  	Three months ended
		                                                        June 30,
                                                     	 1996       	 1995
										                                               (in thousands)
	Direct premiums earned. . . . . . . . . . . . . . . .	$  77,657  $  71,501
	Assumed premiums earned  .  . . . . . . . . . . . . . .  	2,104      1,052
	Premiums ceded to reinsurers . . . . . . . . . . . . . .(37,640)   (36,484)
	Net premiums earned . . . . . . . . . . . . . . . . .	$  42,121  $  36,069

	Fee income for the three months ended June 30, 1996 was $8.9 million compared to $5.3 million for the same period in 1995, a net increase of $3.6 million.
 The increase is reflective of growth in fees generated by the growth in existing managed funds and the management of new insurance operations.

	Net investment income for the three months ended June 30, 1996, was $2.9 million compared to $2.0 million for the same period in 1995, a net increase of $0.9 million. The increase was attributable to income from the investment of proceeds from the Company's initial public offering partially offset by a slight decrease in the investment yields over the period.

	Claim and claim settlement expenses for the three months ended June 30, 1996 were $26.8 million compared to $21.6 million for the same period in 1995, a net increase of $5.2 million. The increase  was caused primarily by growth in premium volume.

	Commissions, underwriting and administrative expenses for the three months ended June 30, 1996 were $16.3 million compared to $15.1 million for the same period in 1995, a net increase of $1.2 million. The increase was caused primarily by growth in the Company's operations, including $1.0 million expended on new employees. Overall growth in operations resulted in increases in agents' commissions, premium taxes, contract services, office occupancy, and other miscellaneous expenses. The Company's total employees increased from approximately 650 as of June 30, 1995 to 840 at June 30, 1996.

	Interest expense for the three months ended June 30, 1996 was $.5 million compared to $1.3 million for the same period in 1995. The decrease is due primarily to the repayment of a portion of outstanding borrowings with proceeds from the initial public offering.

	Depreciation and amortization expenses for the three months ended June 30, 1996 were $1.0 million compared to $0.4 million for the same period in 1995, a net increase of $0.6 million. The increase was caused primarily by accelerated amortization of loan fees due to the payoff of borrowings, amortization of goodwill related to acquisitions, and additions to property and equipment during 1995 and 1996.

	The effective tax rate for the three months ended June 30, 1996 was 36.8% compared to 27.0% for the same period in 1995. The increase resulted from a decrease in tax exempt income and the 1995 earnings of RISCORP of North Carolina which were non-taxed as an S-Corporation prior to its inclusion into the consolidated group.

	The weighted average common shares outstanding for the three months ending June 30, 1996 was 37,462,722 versus 30,092,500 for the three months ending
 June 30, 1995. The increase is due to the issuance of 7.2 million shares of Class A common stock in conjunction with the initial public offering in February 1996, and the issuance of 112,582 shares of Class A common stock to acquire CompSource.

	In January, 1996, the Company entered into a joint venture arrangement with
 BCBSI to underwrite and sell managed care workers' compensation insurance in Illinois, as well as a third-party administrative services to the jointly-owned service company. As a result of the initial contribution of BCBSI on March 29, the Company recorded an investment in the joint venture and net assets in excess of cost of business acquired of $5 million. In
 March 1996, the Company purchased all of the stock of CompSource in exchange for approximately $11.9 million in cash and 112,582 of shares of the Company's
 Class A common stock. CompSource is a workers' compensation management services company offering its services in North Carolina. Also in March, 1996, the
 Company acquired Atlas, headquartered in Kansas City, Missouri for approximately $5 million in cash. The Atlas acquisition conveys to the
 Company various commercial insurance licenses in 19 states, as well as excess and surplus lines licenses in 5 additional states.

 On June 15, 1996, RNIC acquired the assets and liabilites of the NARM, a North Carolina workers' compensation self-insurance fund with approximately $53 million of standard premiums in-force. The acquisition was accomplished by means of a loss portfolio transfer reinsurance agreement. NARM's assets and liabilities totaled approximately $44.0 million and $43.1 million, respectively, at the date of acquisition. Net assets in excess of cost of business acquired of approximately $.9 million was recorded as a result of this transaction.

Six months ended June 30, 1996 Compared to six months ended June 30, 1995

	Direct premiums earned increased to $152.2 million for the six months ended
 June 30, 1996 from $133.0 million for the same period in 1995, a net increase of $19.2 million. The increase was primarily due to an increase in the number of in-force policies from 21,024 as of June 30, 1995 to 22,418 as of June 30,
 1996.

 Premiums assumed increased primarily due to commencement of a new reinsurance contract for expansion into other states. Premiums ceded to reinsurers increased to $75.3 million from $66.7 million, primarily as a result of the growth in premium volume. The following table shows direct, assumed, ceded, and net earned premiums for the three months ended June 30, 1996 and 1995:

                                                    	Six months ended
		                                                        June 30,
	                                                       1996       	 1995
										                                               (in thousands)
	Direct premiums earned . . . . . . . . . . . . . . . .	$ 152,228  $ 133,008
	Assumed premiums earned  .  . . . . . . . . . . . . . .  .	3,544      1,317
	Premiums ceded to reinsurers . . . . . . . . . . . . . .	(75,282)   (66,701)
	Net premiums earned. . . . . . . . . . . . . . . . . .	$  80,490  $  67,624

	Fee income for the six months ended June 30, 1996 was $16.0 million compared to $10.1 million for the same period in 1995, a net increase of $5.9 million. The increase is reflective of growth in fees generated by the growth in existing managed funds and the management of several new insurance operations.

	Net investment income for the six months ended June 30, 1996 was $4.5 million compared to $4.1 million for the same period in 1995, a net increase of $.4 million.  The increase was attributable to income from the investment of proceeds from the Company's initial public offering partially offset by a slight decrease in the investment yields over the period.

	Claim and claim settlement expenses for the six months ended June 30, 1996 were
 $51.1 million compared to $38.5 million for the same period in 1995, a net increase of $12.6 million. The increase was caused primarily by growth in premium volume coupled with the effect of a $3.0 million reduction in reserves in the first quarter of 1995 following from the results of the
 Company's claims settlement initiative.

	Commissions, underwriting and administrative expenses for the six months ended
 June 30, 1996 were $32.1 million compared to $26.6 million for the same period in 1995, a net increase of $5.5 million. The increase was caused primarily by growth in the Company's operations, including significant addition of new employees.

 Overall growth in operations resulted in increases in agents' commissions, premium taxes, contract services, office occupancy, and other miscellaneous expenses. The Company's total employees increased from approximately 650 as of June 30, 1995 to 840 at June 30, 1996.

	Interest expense for the six months ended June 30, 1996 was $1.6 million compared to $2.4 million for the same period in 1995. The decrease is due primarily to the repayment of a portion of outstanding borrowings with proceeds from the initial public offering.

	Depreciation and amortization expenses for the six months ended June 30, 1996 were $1.9 million compared to $.8 million for the same period in 1995, a net increase of $1.1 million. The increase was caused primarily by accelerated amortization of loan fees due to the payoff of borrowings, amortization of goodwill related to acquisitions, and additions to property and equipment during 1995 and 1996.

	The effective tax rate for the six months ended June 30, 1996 was 36.8% compared to 27.1% for the same period in 1995. The increase resulted from a decrease in tax exempt income and the 1995 earnings of RISCORP of North Carolina which were non-taxed as an S-Corporation prior to its inclusion into the consolidated group.

	The weighted average common shares outstanding for the six months ended June 30, 1996 was 35,012,634 versus 30,092,500 for the six months ended
 June 30, 1995. The increase is due to the issuance of 7.2 million shares of Class A common stock in conjunction with the initial public offering in February, 1996, and the issuance of 112,582 shares of Class A common stock to acquire CompSource.


Other Information

	Due to the purchase of a new aircraft by CMI Aviation, a corporation controlled by Chairman and CEO William D. Griffin, the montlhy rental amount of $34,000, on a bare plane basis, was modified to $50,000 per month effective June 1,
 1996.  Gryphus Development Group ("GDG"), a corporation controlled by Mr.
 Griffin, provides all other services related to the aircraft (e.g., salaries of the two pilots and the rest of the flight crews, hangar fees, and other operating costs related to the aircraft).  Effective June 1, 1996, the Company will pay GDG $96,000 per month for these services, which the
 Company believes will be GDG's approximate cost.  The Company was previously paying GDG $60,000 per month for these services.


Liquidity and Capital Resources

	The Company has historically met its cash requirements and financed its growth through cash flows generated from operations, loans, and lines of credit. On
 February 29, 1996, the Company completed its initial public offering of common stock which generated net proceeds of $127.9 million. The proceeds were used to repay certain debt, acquire CompSource and Atlas, increase the capital surplus of the Company's insurance subsidiaries, and for general corporate purposes, including the funding of the future growth of its business. The
 Company's primary sources of cash flow from operations are premiums and investment income, while its cash requirements consist primarily of payments for claims and claim settlement expenses, policy acquisition costs, capital for insurance subsidiaries' surplus needs, and other general and administrative expenses.

	Cash flow from operations for the six months ended June 30, 1996 was $8.4 million as compared to $(39.8) million for the same period of 1995. The high level of net cash disbursements from operations in 1995 relates primarily to the cession of written premiums under reinsurance agreements.
 Due to the timing of premium receipts and claim payments particularly in the initial year of the quota share reinsurance agreement, cessions to the reinsurer resulted in negative cash flows to the Company. However, as losses develop and are paid for in future years, this trend is expected to reverse.

	The Company incurred substantial indebtedness in connection with its reorganization in December 1994 and its acquisition of the stock insurance company in January 1995. The Company borrowed $41.0 million under a senior credit facility of $26.0 million agreement (retired in 1996 with proceeds from stock offering) and a subordinated debt of $15.0 million. In addition, the Company had borrowed $2.0 million under a $2.0 million line of credit (also retired in 1996). On December 15, 1995, in conjunction with the proposed acquisition of CompSource, the Company borrowed $ 1 million under a term loan agreement and disbursed the proceeds into an escrow account pursuant to a stock purchase agreement. The Company used a portion of the proceeds from the Offering to fund the acquisition of CompSource including payoff of the loan. To service its obligations, the Company currently receives management fees from its insurance subsidiaries.

	On July 10, 1996, the Company executed a commitment for an unsecured revolving credit facility totaling $40 million. The term is two years revolving, converting to a three year term loan at July 31, 1998.  The proceeds of any borrowings are anticipated to be used primarily for acquisitions, support of operating activities, and funding of future growth of the business.

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

	The Company recorded $52.8 million in accrued recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. For the six months ended June 30, 1996, the Company received payments from the SDTF totaling
 $684,000. In addition, the Company received payments totaling $514,000 in
 July, 1996. Once the SDTF determines that an individual claim is eligible for reimbursement, the SDTF periodically reimburses the insurer as the insurer submits reimbursement requests. The Company believes that it will ultimately collect the entire balance of the SDTF claims and that periodic reimbursement will be received following its submission of proofs of claim and reimbursement requests. During its approximate 40 year history, the
 SDTF has historically paid reimbursement requests for claims it determined were eligible for reimbursement. The Company believes that the SDTF will meet its obligations to pay eligible reimbursement requests, although there can be no assurance in this regard.

	The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital standards to determine capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1995, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Part II - Other Information

Item 1.	Legal Proceedings

	On April 2, 1996, the Company and three key executives were named as defendants
 in a purported 	class action filed in the United States District Court for the
 Southern District of Florida. The suit 	claims the Company violated RICO,
 breached fiduciary duties and was negligent in the Company's 	non-cash
 acquisition of CMIC in 1995. The suit seeks compensatory and punitive
 damages and 	equitable relief and treble damages for the RICO counts. The
 named plaintiffs, Vero Cricket Shop, 	Inc., Vero Cricket Shop Too, Inc. and
 Falls Company of Longboat Key, Inc., claim to be former policyholders of
 CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The
 Company believes this lawsuit is without merit and intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

Item 2.	Changes to Securities

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibit

	11	Statement Re Computation of Per Share Earnings

	27	Financial Data Schedules

b)	Reports on Form 8-K

	None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	RISCORP, INC.
	(Registrant)



Date:	August 13, 1996

	/s/Richard A. Halloy


		Richard A. Halloy
		Senior Vice President,
		Chief Financial Officer,
		and Director