Form 10-Q
period 1996-09-30
RISCORP INC
filed 1996-11-14
CIK 1003957

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number   0-27462
                       -----------


                                 RISCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                       65-0335150
-------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1390 Main Street, Sarasota, Florida                      34236
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (941) 951-2022
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

Number of shares outstanding of the issuer's Common Stock:

                    Class                        Outstanding at October 31, 1996
                    -----                        -------------------------------
     Class A Common Stock, $.01 par value                   11,855,917
     Class B Common Stock, $.01 par value                   24,334,443

                                     INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I     Financial Information

           Item 1.        Financial Statements

                          Consolidated Condensed Balance Sheets -
                              September 30, 1996 and December 31, 1995                                 3-4

                          Consolidated Condensed Statements of Income -
                              For the three months ended September 30, 1996 and 1995                     5

                          Consolidated Condensed Statements of Income
                              For the nine months ended September 30, 1996 and 1995                      6

                          Consolidated Condensed Statements of Cash Flows -
                              For the nine months ended September 30, 1996 and 1995                    7-8

                          Notes to Consolidated Condensed Financial Statements                        9-12

           Item 2.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                        13-19

Part II - Other Information

           Item 1.        Legal Proceedings                                                             20
           Item 2.        Changes to Securities                                                         20
           Item 3.        Defaults Upon Senior Securities                                               20
           Item 4.        Submission of Matters to a Vote of Security Holders                           20
           Item 5.        Other Information                                                             20
           Item 6.        Exhibits and Reports on Form 8-K                                              20


Part I       Financial Information
Item 1.      Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)


                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                              1996                 1995
                                                                                         -------------         ------------
                                      ASSETS                                              (Unaudited)
                                      ------
INVESTMENTS:
  Fixed maturities available for sale, at fair value
    (amortized cost $220,790 in 1996 and $52,608 in 1995)                                  $  220,981            $  53,390
  Fixed maturities held to maturity, at amortized cost
    (fair value $16,262 in 1996 and $15,892 in 1995)                                           16,523               15,583
  Equity securities, at fair value (cost $3,674 in 1996 and
    $389 in 1995)                                                                               3,639                  392
                                                                                           ----------            ---------
      TOTAL INVESTMENTS                                                                       241,143               69,365

Cash and cash equivalents                                                                      38,522               23,348
Premiums receivable                                                                           117,930               93,748
Accounts and notes receivable - related party                                                   4,550               10,754
Recoverable from Florida Special Disability Trust Fund                                         56,343               51,836
Reinsurance recoverables                                                                      141,555              109,511
Prepaid reinsurance premiums                                                                   22,170               21,880
Prepaid managed care fees                                                                      15,398                8,616
Accrued reinsurance commissions                                                                16,337                7,549
Deferred income taxes                                                                          10,670               11,193
Property and equipment, net                                                                    25,045               18,044
Cost in excess of net assets of businesses acquired                                            26,384                3,688
Other assets                                                                                   25,088               13,710
                                                                                           ----------            ---------
         TOTAL ASSETS                                                                      $  741,135            $ 443,242
                                                                                           ==========            =========


See accompanying notes to consolidated condensed financial statements.


                                                                     (Continued)

                         RISCORP, INC. AND SUBSIDIARIES

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)



                                                                                    SEPTEMBER 30,                   DECEMBER 31,
                                                                                        1996                            1995
                                                                                    -------------                   ------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                            (Unaudited)
                     ------------------------------------
LIABILITIES:
  Unpaid claim and claim settlement expenses                                           $ 406,354                      $ 261,700
  Unearned premiums                                                                       76,112                         64,395
  Notes payable of parent company                                                         15,000                         42,000
  Notes payable of subsidiaries                                                            1,589                          5,417
  Reinsurance balances payable                                                             4,487                          3,731
  Accrued expenses and other liabilities                                                  63,060                         42,451
  Net assets in excess of cost of business acquired                                       11,199                          7,391
                                                                                       ---------                      ---------
         TOTAL LIABILITIES                                                               577,801                        427,085
                                                                                       ---------                      ---------

Class A common stock subject to put options                                                2,000                             --
                                                                                       ---------                      ---------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value, 100,000,000 shares
     authorized: 11,837,918 shares issued and outstanding                                    117                             --
  Class B common stock, $.01 par value, 100,000,000 shares
     authorized: 24,334,443 shares issued and outstanding                                    243                            281
  Preferred stock, 10,000,000 authorized, no shares issued
     and outstanding                                                                          --                             --
  Additional paid-in capital                                                             136,645                            349
  Net unrealized gains on investments                                                        120                            510
  Unearned compensation - stock options                                                       --                          (215)
  Retained earnings                                                                       24,209                         15,232
                                                                                       ---------                      ---------
         TOTAL SHAREHOLDERS' EQUITY                                                      161,334                         16,157
                                                                                       ---------                      ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 741,135                      $ 443,242
                                                                                       =========                      =========


See accompanying notes to consolidated condensed financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                                                            1996                   1995
                                                                                        -----------             -----------
                                                                                        (Unaudited)             (Unaudited)
REVENUE:
    Premiums earned                                                                    $    51,365             $    31,875
    Fee income                                                                               7,111                   3,304
    Net investment income                                                                    3,098                   6,467
                                                                                       -----------             -----------
    TOTAL REVENUE                                                                           61,574                  41,646
                                                                                       -----------             -----------

EXPENSES:
    Claim and claim settlement expenses                                                     38,291                  23,818
    Commissions, underwriting and administrative expenses                                   16,574                  14,889
    Interest expense                                                                           523                   1,078
    Depreciation and amortization                                                            4,323                     287
                                                                                       -----------             -----------
    TOTAL EXPENSES                                                                          59,711                  40,072
                                                                                       -----------             -----------
INCOME BEFORE INCOME TAXES                                                                   1,863                   1,574

INCOME TAXES                                                                                 1,551                     440
                                                                                       -----------             -----------

NET INCOME                                                                             $       312             $     1,134
                                                                                       ===========             ===========

NET INCOME PER COMMON SHARE                                                            $      0.01             $      0.04
                                                                                       ===========             ===========

WEIGHTED AVERAGE COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING                                                               37,485,691              30,092,500
                                                                                       ===========             ===========


See accompanying notes to consolidated condensed financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                                                          1996                    1995
                                                                                      -----------              -----------
                                                                                      (Unaudited)              (Unaudited)
REVENUE:
    Premiums earned                                                                    $   131,855             $    99,499
    Fee income                                                                              23,079                  13,452
    Net investment and other income                                                          7,592                  10,535
                                                                                       -----------             -----------
    TOTAL REVENUE                                                                          162,526                 123,486
                                                                                       -----------             -----------

EXPENSES:
    Claim and claim settlement expenses                                                     89,517                  62,360
    Commissions, underwriting and administrative expenses                                   48,541                  41,516
    Interest expense                                                                         2,121                   3,493
    Depreciation and amortization                                                            6,270                   1,117
                                                                                       -----------             -----------
    TOTAL EXPENSES                                                                         146,449                 108,486
                                                                                       -----------             -----------

INCOME BEFORE INCOME TAXES                                                                  16,077                  15,000

INCOME TAXES                                                                                 6,776                   4,085
                                                                                       -----------             -----------

NET INCOME                                                                             $     9,301             $    10,915
                                                                                       ===========             ===========

NET INCOME PER COMMON SHARE                                                            $       .26             $      0.36
                                                                                       ===========             ===========

WEIGHTED AVERAGE COMMON AND COMMON SHARE
  EQUIVALENTS OUTSTANDING                                                               35,720,088              30,092,500
                                                                                       ===========             ===========


See accompanying notes to consolidated condensed financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)

                                                                                               1996             1995
                                                                                           -----------      -----------
                                                                                           (Unaudited)      (Unaudited)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            $   30,712       $ (50,513)
                                                                                            ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          (9,807)         (2,386)
    Proceeds from the sale of equipment                                                            600             242
    Purchase of fixed maturities - available for sale                                         (154,776)         (2,717)
    Proceeds from sale of fixed maturities - available for sale                                 64,850          36,560
    Proceeds from maturities of fixed maturities - available for sale                            2,500           5,509
    Purchase of fixed maturities - held to maturity                                             (2,452)             --
    Proceeds from maturities of fixed maturities - held to maturity                              4,400              --
    Purchase of equity securities                                                               (2,955)           (263)
    Proceeds from sale of equity securities                                                        414             824
    Purchase of RISCORP Insurance Company, net of cash acquired                                     --           5,885
    Purchase of CompSource, Inc. and Insura, Inc., net of cash acquired                        (12,681)             --
    Purchase of NARM, net of cash acquired                                                       2,717              --
    Purchase of Atlas Insurance Company, net of cash acquired                                   (5,370)             --
    Purchase of IAA, net of cash acquired                                                      (10,543)             --
    Purchase of RISC, net of cash acquired                                                        (538)             --
                                                                                            ----------       ---------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      $ (123,641)         43,654
                                                                                            ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal repayments of notes payable                                                      (30,832)        (24,700)
    Proceeds from notes payable                                                                     --          41,500
    Increase in deposit balances payable                                                           668             434
    Unearned compensation - stock options                                                          216             536
    Issuance of common stock                                                                   138,375              --
    Shareholder distributions                                                                       --          (2,837)
    Other, net                                                                                    (324)             --
                                                                                            ----------       ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                108,103          14,933
                                                                                            ----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       15,174           8,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  23,348          13,747
                                                                                            ----------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   38,522          21,821
                                                                                            ==========       =========


See accompanying notes to consolidated condensed financial statements.


                                                                     (Continued)

                         RISCORP, INC. AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)



                                                                                                1996            1995
                                                                                            ----------        -----------
                                                                                            (Unaudited)       (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                                                                $  2,965        $  3,212
                                                                                              ========        ========
      Income taxes                                                                            $  6,244        $  3,619
                                                                                              ========        ========


See accompanying notes to consolidated condensed financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   BASIS OF PRESENTATION

      RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on February 28, 1996 (File No. 33-99760).

      The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)   INITIAL PUBLIC OFFERING OF COMMON STOCK

      On February 29, 1996, the Company issued 7,200,000 shares of common stock in an initial public offering at a price of $19.00 per share. Net proceeds after underwriting discounts and commissions totaled approximately $127.9 million. The Company used the proceeds from the offering as follows: approximately $28.6 million to repay certain debt, approximately $26.0 million bearing interest at a variable rate (either LIBOR or the prime rate of First Union National Bank of North Carolina, plus an applicable margin) which, as of March 1, 1996, was 8.75% per year, and approximately $2.6 million bearing interest at the rate of 9.75% per year. Additionally, approximately $16.4 million was used to complete the acquisition of CompSource, Inc. and Insura, Inc. ("collectively, "CompSource") and Atlas Insurance Company ("Atlas"), approximately $44.5 million has been used to increase the capital surplus of the Company's insurance subsidiaries, and the balance was used for general corporate purposes, including the funding of statutory surplus levels of the Company's insurance subsidiaries to fund the future growth of its business.

      In conjunction with the offering of shares by the Company, the majority shareholder offered shares to the public. The Company did not receive any proceeds from the sale of shares offered by the majority shareholder. However, some of the majority shareholder's proceeds from the offering were used to repay approximately $7.6 million in outstanding indebtedness to the Company.

                         RISCORP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3)   ACQUISITIONS AND JOINT VENTURES

      Joint Venture Arrangement with Blue Cross and Blue Shield of Illinois. In January 1996, the Company entered into a joint venture arrangement with Blue Cross and Blue Shield of Illinois ("BCBSI") to establish Third Coast Holding Company ("Third Coast"). Third Coast then formed an Illinois domestic stock insurance company (the "Insurance Company") to underwrite and sell managed care workers' compensation insurance in Illinois, as well as a third-party administrator corporation (the "Administrator") to provide administrative services to the Insurance Company. Essentially, the Administrator will act as the third-party service provider to the Insurance Company and the Company will manage the Administrator. Under the terms of the agreement, both BCBSI and the Company each hold 50% of the outstanding common stock of Third Coast. On March 29, 1996, BCBSI contributed $10 million to capitalize the operations of Third Coast. The Company was not required to contribute capital to the venture. However, the Company is contributing the use of its expertise, systems, and intellectual property to enable the Insurance Company to underwrite and sell managed care workers' compensation insurance throughout Illinois and to enable the Administrator to provide third-party administration services to the Insurance Company. As a result of the initial contribution by BCBSI on March 29, the Company recorded an investment in Third Coast and corresponding net assets in excess of cost of business acquired of $5 million. In addition, BCBSI has agreed to initially loan the Insurance Company up to $10 million. To maintain sufficient capitalization levels, BCBSI has agreed to provide additional surplus loans to the Insurance Company in a maximum aggregate of $20 million, if certain other conditions are met.

      Acquisition of CompSource. In March 1996, the Company purchased all of the stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for approximately $11.9 million in cash and 112,582 of shares of the Company's Class A Common Stock. CompSource is a workers' compensation management services company offering its services in North Carolina. Cost in excess of net assets of businesses acquired of approximately $12.5 million was recorded as a result of this acquisition.

      Acquisition of Atlas. In March 1996, the Company completed its acquisition of Atlas Insurance Company ("Atlas") for approximately $5 million in cash. Atlas has insurance licenses in 19 states. In addition, the acquisition gives the Company excess and surplus lines licenses in 5 additional states. Cost in excess of net assets of business acquired of approximately $2.4 million was recorded as a result of this acquisition. Following the acquisition, Atlas was renamed RISCORP National Insurance Company ("RNIC").

      Acquisition of NARM. On June 15, 1996, RISCORP National Insurance Company, (RNIC), a subsidiary of RISCORP, Inc., acquired the assets and liabilities of the National Alliance for Risk Management ("NARM"), a North Carolina workers' compensation self-insurance fund with approximately $53 million of standard premiums in-force. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement. NARM's assets and liabilities totaled approximately $44.0 million and $43.1 million, respectively, at the date of acquisition. Net assets in excess of cost of business acquired of approximately $1.4 million was recorded as a result of this transaction.

      Acquisition of OSAA.   On September 1, 1996, RNIC acquired the assets and
      liabilities of the Occupational Safety Association of Alabama ("OSAA"), an Alabama workers' compensation self-insurance fund with approximately $45 million of standard premiums in-force. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement. OSAA's assets and liabilities totaled approximately $60.1 million and $60.1 million, respectively, at the date of acquisition. By December 31, 1996, the fund will receive a final actuarial opinion and audit, to be conducted by firms mutually agreeable to the fund and to the Company. Within thirty days following completion of the actuarial opinion and audit, cash and investment securities will be transferred between the fund and the Company to settle any differences in the indicated loss reserves of OSAA, compared to the estimated loss reserves transferred on the effective date of the loss portfolio transfer.

      Acquisition of IAA and RISC. In September 1996 the Company acquired all of the stock of Independent Association Administrators, Inc., ("IAA") and Risk Inspection Services and Consulting, Inc., ("RISC") in exchange for approximately $600,000 in cash and 790,336 of shares of the Company's Class A Common Stock. IAA is a workers' compensation management services company offering its services in Alabama. Cost in excess of net assets of businesses acquired of approximately $11.4 million was recorded as a result of this acquisition.

                         RISCORP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4)   CONTINGENCIES

      On April 2, 1996, the Company, three executive officers, and others were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and was negligent in the Company's non-cash acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company believes this lawsuit is without merit and intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

      The Company and two of its executive officers have been served with subpoenas requesting information for a federal grand jury investigation. The Company is cooperating in the investigation, which it understands is a broad examination related to political candidates and political campaign contributions. The Company understands that a number of other parties unrelated to the Company also have been served with subpoenas. Although the Company is unable to predict the effect of this matter, it does not believe at this time that it will have a material effect on the Company's business, financial condition or results of operations.

      The State of Florida operates a Special Disability Trust Fund (the "SDTF") that reimburses Florida employers and carriers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the physically disabled worker merges with, aggravates, or accelerates a pre-existing impairment. On September 30, 1996, the Company has a receivable from the SDTF of $56.3 million. Actual recoveries from the SDTF during the three and nine months ended September 30, 1996, were $665,000 and $1,349,000, respectively. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not pre-funded its claims liability and no reserves currently exist. Under Florida sunset laws applicable to some state sponsored funds, the SDTF was scheduled to expire on November 4, 1996, unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature this year, the SDTF was re- created and is not scheduled for further review under the Florida sunset laws until the year 2000. The Florida legislature may, however, review the SDTF earlier and no assurance can be made with regard to the legislature's possible actions. Moreover, it is not possible to predict how the SDTF will operate, if at all, in the future. Changes in the SDTF operations which decrease the availability of recoveries from the SDTF or increase the SDTF assessments payable by the Company, or the discontinuation of the SDTF, could have a material adverse effect on the Company's business, financial condition or results of operations. The Florida Department of Insurance is currently reviewing its regulations with respect to how insurers and self-insurers may account for estimated future SDTF recoveries. There is no assurance that the Florida Department of Insurance will continue to permit such entities to include estimated future recoveries on financial statements. Prohibiting the Company from including estimated future recoveries in its financial statements could have a material adverse effect on the Company's business, financial condition or results of operations.

      Due to a recent decrease in the fair market value of the Company's Class A Common Stock, additional amounts may have to be paid to the former shareholders of CompSource and IAA. Under the CompSource acquisition, the former shareholder received cash and 112,582 shares of the Company's Class A Common Stock. Per a redemption agreement, if the former shareholders so elect the Company is obligated to repurchase the 112,582 shares at a purchase price of $18.653 per share during a redemption period beginning March 8, 1997, and ending April 7, 1998. Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10,900,000 on September 17, 1998. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. After taking into account these contingencies, based upon the fair market value of the Company's Class A Common Stock of $5.50 as of November 12, 1996, the weighted average common and common share equivalents outstanding would be 37,966,786 and the earnings per share would be $0.01 for the three months ended September 30, 1996, and 36,105,750 and $0.26 for the nine months ended September 30, 1996.

      The Florida Department of Insurance is currently conducting a triennial examination of one of the Company's insurance subsidiaries which may result in adjustments to the statutory financial statements of the insurance subsidiaries.

      On September 30, 1996, the Company entered into a Credit Agreement with Nations Bank, N.A. (South) and SouthTrust of Alabama National Association. The Credit Agreement provides for a $50 million unsecured line of credit. The term is two years revolving, converting to a three-year term loan at September 30, 1998. The proceeds of any borrowings are anticipated to be used primarily for acquisitions, support of operating expenses, and funding of future growth of the business. As of September 30, 1996, no amounts have been drawn under the Credit Agreement.

      The Company's principal uses of cash have been to support its operating activities, fund the acquisition and capital surplus needs of the stock insurance company, and fund the start-up and operations of its various managed care programs and services. The Company is currently considering alternative sources of cash in addition to its future cash flow generated by operations and its cash and investment balances to fund: continuing operations at current levels, capital surplus needs of insurance subsidiaries, principal repayments and debt service on its outstanding obligations, as well as capital expenditures, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months). These alternative resources include strategic alliances, debt financing and quota share reinsurance agreements. In particular, the Company is aware that additional capital will be required to support current premium volume and to account for an anticipated Florida statutory provision for excess statutory reserves over statement reserves. The Board of Directors has created a Strategic Alternatives Committee, one of the functions of which is to address the ongoing capital needs and sources while considering shareholder value issues.

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

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to execute its growth strategy, to obtain necessary regulatory approvals, to win acceptance in local markets, to expand its network of independent insurance agencies, to complete acquisitions and to effectively manage any such growth; the actual outcome of pending litigation or investigations; the impact on the Company of current and future federal and state regulation of health care reform legislation, including changes in the availability of recoveries from the SDTF; changes in the mandated accounting treatment of SDTF recoverables; the failure of the SDTF to pay the Company's reimbursement requests, discontinuation of the SDTF, the Company's limited operating history, and direct loss and claims experience; the impact of ratings received by the Company from various rating services or the absence of such ratings; the Company's need for additional capital to meet state regulatory requirements and the ability of the Company to generate sufficient capital in a timely fashion, the possible negative impact on the Company of the termination of quota share or excess of loss reinsurance agreements or the failure of such reinsurers to meet their obligations under such agreements (see "Overview" for information concerning reinsurance); the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the Company if Florida was to permit competition based on price in workers' compensation insurance; general economic conditions in Florida or the United States generally; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products; as well as other factors described in the Company's Prospectus under the heading "Risk Factors" included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 28, 1996 (File No. 33-99760).

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

         Since January 1, 1995, the Company's expenses have consisted of claim and claim settlement expenses, commissions, underwriting and administrative expenses. Claim and claim settlement expenses include reserves for future payments for medical care and rehabilitation costs; indemnity payments for lost wages and third party claim settlement expense such as independent medical examinations, surveillance costs, and legal expenses; and staff and related expenses incurred to administer and settle claims. Claim and claim settlement expenses are offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreements, the SDTF, and subrogation from third parties. Commissions, underwriting and administrative expenses consist of agent commissions, premium taxes which include SDTF assessments, state guaranty fund assessments, and underwriting and marketing expenses. These expenses are partially offset by ceding commissions received under the Company's quota share reinsurance agreement. Administrative expenses include the costs of providing executive, administrative, and support services to the Company's subsidiaries and affiliates.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to three months ended September 30, 1995

        Direct premiums earned increased to $84.2 million for the three months ended September 30, 1996 from $67.2 million for the same period in 1995, a net increase of $17.0 million. The increase was primarily due to an increase in the number of in-force policies from 21,474 as of September 30, 1995 to 26,911 as of September 30, 1996. Premiums assumed increased primarily due to a reinsurance contract for expansion into other states. Premiums ceded to reinsurers increased to $66.6 million from $34.6 million, primarily as a result of the growth in premium volume. Included in net premiums earned are premiums generated from retrospectively rated policies ("Retros"). Retros are policies whose premiums are adjusted based on actual loss experience. Prior to September 30, 1995, the Company recorded earned premiums on Retros at 100% of the guaranteed cost equivalent. During the three months ended September 30, 1995, the Company reduced its net earned premiums by $1.6 million to reflect a reduction in the expected ultimate earned premium based on actuarial review. On January 1, 1996, the Company began recording ongoing premiums for Retros at a percentage of the guaranteed cost equivalent based on actuarial projections. During the three months ended September 30, 1996, the Company reduced its earned premiums by $4.9 million to reflect projected ultimate premiums earned on Retros and anticipates reducing its earned premium in the fourth quarter of 1996 to reflect additional adjustments, which the Company expects will have minimal impact on net income. The following table shows direct, assumed, ceded, and net earned premiums for the three months ended September 30, 1996 and 1995:

                                                                                  Three months ended
                                                                                     September 30,
                                                                          --------------------------------
                                                                                   1996             1995
                                                                                  ------           ------
                                                                                     (in thousands)
      Direct premiums earned . . . . . . . . . . . . . . . . . . . . .          $  84,220        $  67,242
      Assumed premiums earned  .  . . . . . . . . . . . . . . . . .                33,772          (  675)
      Premiums ceded to reinsurers . . . . . . . . . . . . . . . . .             (66,627)         (34,692)
                                                                                 -------          -------
      Net premiums earned . . . . . . . . . . . . . . . . . . . . . . .          $ 51,365        $  31,875
                                                                                 ========        =========

          Fee income for the three months ended September 30, 1996 was $7.1 million compared to $3.3 million for the same period in 1995, a net increase of $3.8 million. The increase is reflective of growth in fees generated by the growth in existing managed funds and the management of new insurance operations offset by a reduction in service fee income from NARM of North Carolina.

         Net investment income for the three months ended September 30, 1996, was $3.0 million compared to $6.5 million for the same period in 1995, a net decrease of $3.5 million. The decrease was attributable to a $4.1 million addition to investment income in 1995 from improved loss expense on reinsurance contracts and a $0.3 million investment loss for the period ending September 30, 1996 from Third Coast.

         Claim and claim settlement expenses for the three months ended September 30, 1996, were $38.3 million compared to $23.8 million for the same period in 1995, a net increase of $14.5 million. The increase was caused primarily by growth in premium volume.

         Commissions, underwriting and administrative expenses for the three months ended September 30, 1996 were $16.6 million compared to $14.9 million for the same period in 1995, a net increase of $1.7 million. The increase was caused primarily by an increase in the ceding commission received from AmRe of $3.3 million, the absence of $2.3 million of expenses incurred in 1995 in connection with the acquisition of CMIC and the reorganization prior to the initial public offering and growth in the Company's operations. Overall growth in operations resulted in increases in agents' commissions, premium taxes, contract services, office occupancy, and other miscellaneous expenses.

         Interest expense for the three months ended September 30, 1996 was $0.5 million compared to $1.1 million for the same period in 1995. The decrease is due primarily to the repayment of a portion of outstanding borrowings with proceeds from the initial public offering.

         Depreciation and amortization expenses for the three months ended September 30, 1996 were $4.3 million compared to $0.3 million for the same period in 1995, a net increase of $4.0 million. The increase was caused primarily by amortization of goodwill related to acquisitions and additions of property and equipment during 1995 and 1996. The increased amortization of goodwill related to acquistions was caused primarily by an impairment loss of $2.7 million related to the cost in excess of net assets acquired in the purchase of Self Insurors Service Bureau, Inc. ("SISB"). The Company assessed the recoverability of the $3.4 million carrying value of this asset, and wrote down the asset to $0.7 million estimated fair value based on the expected future cash flows resulting from identifiable assets acquired. The Company's assessment was based upon the closing of former SISB offices in certain states and the Company's focus on at-risk business due to the acquisition of Atlas. In addition, during the three months ended September 30, 1996, the Company mutually agreed to terminate its relationship with the Mississippi Restaurant Association and began discussions for the termination of its relationship with the Louisiana Restaurant Association effective as of December 31, 1996.

        The effective tax rate for the three months ended September 30, 1996 was 42.1% compared to 27.2% for the same period in 1995. The increase resulted from the 1995 earnings of RISCORP of North Carolina which were non-taxed as an S-Corporation prior to its inclusion into the consolidated group, and an increase in non-deductible expenses.

         The weighted average common shares outstanding for the three months ending September 30, 1996, was 37,485,691 versus 30,092,500 for the three months ending September 30, 1995. The increase is due to the issuance of 7.2 million shares of Class A common stock in conjunction with the initial public offering in February 1996, the issuance of 112,582 shares of Class A common stock to acquire CompSource, and the issuance of 790,336 shares of Class A common stock to acquire IAA.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995


         Direct premiums earned increased to $236.4 million for the nine months ended September 30, 1996 from $200.1 million for the same period in 1995, a net increase of $36.3 million. The increase was primarily due to an increase in the number of in-force policies from 21,474 as of September 30, 1995 to 26,911 as of September 30, 1996. Premiums assumed increased primarily due to commencement of a new reinsurance contract for expansion into other states. Premiums ceded to reinsurers increased to $141.9 million from $101.2 million, primarily as a result of the growth in premium volume. Included in net premiums earned are premiums generated from retrospectively rated policies ("Retros"). Retros are policies whose premiums are adjusted based on actual loss. Prior to September 30, 1995, the Company recorded earned premiums on Retros at 100% of the guaranteed cost equivalent. During the three months ended September 30, 1995, the Company reduced its net earned premiums by $1.6 million to reflect a reduction in the expected ultimate earned premium based on actuarial review.
On January 1, 1996, the Company began recording ongoing premiums for Retros at a percentage of the guaranteed cost equivalent based on actuarial projections. During the three months ended September 30, 1996, the Company reduced its earned premiums by $4.9 million to reflect projected ultimate premiums earned on Retros and anticipates reducing its earned premium in the fourth quarter of 1996 to reflect additional adjustments. The following table shows direct, assumed, ceded, and net earned premiums for the nine months ended September 30, 1996 and 1995:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                   1996             1995
                                                                                  ------           ------
                                                                                     (in thousands)
      Direct premiums earned . . . . . . . . . . . . . . . . . . . . .         $  236,448        $ 200,072
      Assumed premiums earned  .  . . . . . . . . . . . . . . . . .                37,316              642
      Premiums ceded to reinsurers . . . . . . . . . . . . . . . . .             (141,909)        (101,215)
                                                                                ---------        ---------
      Net premiums earned . . . . . . . . . . . . . . . . . . . . . . .        $  131,855        $  99,499
                                                                                  =======        =========

         Fee income for the nine months ended September 30, 1996 was $23.0 million compared to $13.5 million for the same period in 1995, a net increase of $9.5 million. The increase is reflective of growth in fees generated by the growth in existing managed funds and the management of several new insurance operations, offset by a reduction in service fee income from NARM of North Carolina.

         Net investment income for the nine months ended September 30, 1996 was $7.6 million compared to $10.5 million for the same period in 1995, a net decrease of $2.9 million. The decrease was attributable to a $4.1 million addition to investment income in 1995 from improved loss experience on reinsurance contracts and a $0.3 million investment loss for the period ending September 30, 1996 from Third Coast.

         Claim and claim settlement expenses for the nine months ended September 30, 1996 were $89.5 million compared to $62.4 million for the same period in 1995, a net increase of $27.1 million. The increase was caused primarily by growth in premium volume coupled with the effect of a $3.0 million reduction in reserves in the first quarter of 1995 following from the results of the Company's claims settlement initiative.

        Commissions, underwriting and administrative expenses for the nine months ended September 30, 1996 were $48.5 million compared to $41.5 million for the same period in 1995, a net increase of $7.0 million. The increase was caused primarily by growth in the Company's operations and unanticipated legal expenses offset by an increase in the ceding commission received from AmRe of $3.3 million and the absence in 1996 of $5.9 million of expenses incurred in 1995 in connection with the acquisition of CMIC and the reorganization of the Company prior to the initial public offering. Overall growth in operations resulted in increases in agents' commissions, premium taxes, contract services, office occupancy, and other miscellaneous expenses. The Company's total employees increased from approximately 650 as of September 30, 1995 to 840 at September 30, 1996.

         Interest expense for the nine months ended September 30, 1996 was $2.1 million compared to $3.5 million for the same period in 1995. The decrease is due primarily to the repayment of a portion of outstanding borrowings with proceeds from the initial public offering.

        Depreciation and amortization expenses for the nine months ended September 30, 1996 were $6.3 million compared to $1.1 million for the same period in 1995, a net increase of $5.2 million. The increase was caused primarily by accelerated amortization of loan fees due to the payoff of borrowings, amortization of goodwill related to acquisitions, and additions to property and equipment during 1995 and 1996. The increased amortization of goodwill related to was caused primarily by an impairment loss of $2.7 million related to the cost in excess of net assets acquired in the purchase of Self Insurors Service Bureau, Inc. ("SISB") in the nine months ended September 30, 1996. The Company assessed the recoverability of the $3.4 million carrying value of this asset, and wrote down the asset to $0.7 million estimated fair value based on the expected future cash flows resulting from identifiable assets acquired. The Company's assessment was based upon the closing of former SISB offices in certain states and the Company's focus on at-risk business due to the acquisition of Atlas. In addition, during the nine months ended September 30, 1996, the Company mutually agreed to terminate its relationship with the Mississippi Restaurant Association and began discussion for the termination of its relationship with the Louisiana Restaurant Association effective as of December 31, 1996.

         The effective tax rate for the nine months ended September 30, 1996, was 42.1% compared to 27.2% for the same period in 1995. The increase resulted from an increase in tax exempt income, the 1995 earnings of RISCORP of North Carolina which were non-taxed as an S-Corporation prior to its inclusion into the consolidated group, and an increase in non-deductible expenses.

         The weighted average common shares outstanding for the nine months ended September 30, 1996, was 35,720,088 versus 30,092,500 for the nine months ended September 30, 1995. The increase is due to the issuance of 7.2 million shares of Class A common stock in conjunction with the initial public offering in February, 1996, and the issuance of 112,582 shares of Class A common stock to acquire CompSource, and the issuance of 790,336 shares of Class A common stock to acquire IAA.


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

         Cash flow from operations for the nine months ended September 30, 1996, was $30.7 million as compared to $(50.5) million for the same period of 1995. The high level of net cash disbursements from operations in 1995 relates primarily to the cession of written premiums under reinsurance agreements. Due to the timing of premium receipts and claim payments particularly in the initial year of the quota share reinsurance agreement, cessions to the reinsurer resulted in negative cash flows to the Company.

         The Company incurred substantial indebtedness in connection with its reorganization in December 1994 and its acquisition of the stock insurance company in January 1995. The Company borrowed $41.0 million under a senior credit facility of $26.0 million agreement (retired in 1996 with proceeds from stock offering) and a subordinated debt of $15.0 million. In addition, the Company had borrowed $2.0 million under a $2.0 million line of credit (also retired in 1996). On December 15, 1995, in conjunction with the proposed acquisition of CompSource, the Company borrowed $ 1.0 million under a term loan agreement and disbursed the proceeds into an escrow account pursuant to a stock purchase agreement. The Company used a portion of the proceeds from the Offering to fund the acquisition of CompSource including payoff of the loan. To service its obligations, the Company currently receives management fees from its insurance subsidiaries.

        On September 10, 1996, the Company transferred $1.5 million in investments to a trust investment account, in satisfaction of a trust deposit agreement with Virginia Surety Company, Inc. The named trustee is First Union Bank of Florida. Per the agreement, the Company will maintain this balance for the sole use and benefit of Virginia Surety Company, Inc.

        On September 30, 1996, the Company entered into a Credit Agreement with NationsBank, N.A. (South) and SouthTrust of Alabama National Association. The Credit Agreement provides for a $50 million unsecured line of credit. The term is two years revolving, converting to a three-year term loan at September 30, 1998. The proceeds of any borrowings are anticipated to be used primarily for acquisitions, support of operating expenses, and funding of future growth of the business. As of September 30, 1996, no amounts have been drawn under the Credit Agreement.

         The Company's principal uses of cash have been to support its operating activities, fund the acquisition and capital surplus needs of the stock insurance company, and fund the start-up and operations of its various managed care programs and services. The Company is currently considering alternative sources of cash in addition to its future cash flow generated by operations and its cash and investment balances to fund: continuing operations at current levels, capital surplus needs of insurance subsidiaries, principal repayments and debt service on its outstanding obligations, as well as capital expenditures, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months). These alternative resources include strategic alliances, debt financing and quota share reinsurance agreements. In particular, the Company is aware that additional capital will be required to support current premium volume and to account for an anticipated Florida statutory provision for excess statutory reserves over statement reserves. The Board of Directors has created a Strategic Alternatives Committee, one of the functions of which is to address the ongoing capital needs and sources while considering shareholder value issues.

         The Company recorded $56.3 million in accrued recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. For the nine months ended September 30, 1996, the Company received payments from the SDTF totaling $1,349,000. In addition, the Company received payments totaling $136,000 in October and November 1996. Once the SDTF determines that an individual claim is eligible for reimbursement, the SDTF periodically reimburses the insurer as the insurer submits reimbursement requests.

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

        The Florida Department of Insurance is currently reviewing its regulations with respect to how insurers and self-insurers may account for estimated future SDTF recoveries. There is no assurance that the Florida Department of Insurance will continue to permit such entities to include estimated future recoveries on financial statements. Prohibiting the Company from including estimated future recoveries in its financial statements could have a material adverse effect on the Company's business, financial condition or results of operations.

        The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital standards to determine capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels.At December 31, 1995, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Part II - Other Information

Item 1.      Legal Proceedings

             On April 2, 1996, the Company, three executive officers and others were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the Company violated RICO, breached fiduciary duties and was negligent in the Company's non-cash acquisition of CMIC in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company believes this lawsuit is without merit and intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.



Item 2.      Changes to Securities

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             The Company and two of its executive officers have been served with subpoenas requesting information for a federal grand jury investigation. The Company is cooperating in the investigation, which it understands is a broad examination related to political candidates and political campaign contributions. The Company understands that a number of other parties unrelated to the Company also have been served with subpoenas. Although the Company is unable to predict the effect of this matter, it does not believe at this time that it will have a material effect on the Company's business, financial condition or results of operations.

             In the third quarter of 1996, one of the Company's insurance subsidiaries decided to reduce the recorded value of its home office building by $5.7 million. This adjustment results in a reduction of capital and surplus on a statutory basis of $5.7 million

Item 6.      Exhibits and Reports on Form 8-K

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


                                             RISCORP, INC.
                                             -------------
                                             (Registrant)



Date:        November 14, 1996               /s/Richard A. Halloy
                                             -----------------------------
                                             Richard A. Halloy
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             and Director