Form 10-K
period 1996-12-31
RISCORP INC
filed 1997-05-13
CIK 1003957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K
         (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

          Commission File Number 0-27462

                              RISCORP, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                          65-0335150
       ------------------------------   ---------------------------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
      incorporation or organization)

         1390 Main Street, Sarasota, Florida              34236-5642
       ---------------------------------------            ----------
       (Address of principal executive offices)           (Zip Code)



      Registrant's telephone number, including area code: (941) 951-2022

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
             Title of Each Class         on which Registered
             -------------------        ---------------------
                   None                          None

                 Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 par value
                     -------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X              No
                           -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of May 6, 1997, was $37,368,452.

The number of shares of the registrant's common stock issued and outstanding as of May 6, 1997 was 36,077,778, consisting of 11,743,335 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference: None

                                 RISCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS




            Description                                                             Page
            -----------                                                             ----
                                   PART I

Item 1.                   Business

Item 2.                   Properties                                                  15

Item 3.                   Legal Proceedings                                           16

Item 4.                   Submission of Matters to a Vote
                          of Security Holders                                         16

                                   PART II

Item 5.                   Market for Registrant's Common
                          Equity and Related Stockholder
                          Matters                                                     17

Item 6.                   Selected Financial Data                                     18

Item 7.                   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                               18

Item 8.                   Financial Statements and Supplementary
                          Data                                                        18

Item 9.                   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure                                        18

                                   PART III

Item 10.                  Directors and Executive Officers
                          of the Registrant                                           19

Item 11.                  Executive Compensation                                      21

Item 12.                  Security Ownership of Certain
                          Beneficial Owners and Management                            25

Item 13.                  Certain Relationships and Related
                          Transactions                                                27

                                   PART IV

Item 14                   Exhibits, Financial Statement
                          Schedules and Reports on Form 8-K                           31

                          Signatures                                                  39


RISCORP (R) is a registered service mark of the Company. The Company has applied for registration of First Call(SM), however no assurance can be given that such application will be granted.

Introductory Note: This Form 10-K does not contain the financial related information, including financial statements, constituting Items 6, 7, 8, 9, and 14(a) 1 and 2 of Form 10-K. RISCORP, Inc. intends to file these Items as soon as possible.
                                     PART I

ITEM 1.      BUSINESS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation. Additional written or oral forward-looking statements may be made by Riscorp, Inc. (the "Company") from time to time, in the filings with Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to obtain and retain necessary regulatory approvals, to win acceptance in local markets, to complete acquisitions and to effectively manage such growth, if any; the actual outcome of pending litigation or investigations; the impact on the Company of current and future federal and state regulation of health care reform legislation, including changes in the availability of recoveries from the Florida Special Disability Trust Fund ("SDTF"); changes in the mandated accounting treatment of SDTF recoverables; the failure of the SDTF to pay the Company's reimbursement requests, discontinuation of the SDTF, the Company's limited operating history, and direct loss and claims experience; the lack of a letter rating from A.M. Best Company, Inc. for the Company's subsidiaries; the impact of such ratings; the Company's need for additional capital to meet state regulatory requirements and for other purposes and the ability of the Company to generate sufficient capital in a timely fashion, the possible negative impact on the Company of the termination of quota share or excess of loss reinsurance agreements or the failure of such reinsurers to meet their obligations under such agreements (see "Reinsurance" for information concerning reinsurance); the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the Company if Florida were to permit competition based on price in workers' compensation insurance; general economic conditions in Florida, North Carolina and Alabama, in particular, or the United States generally; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products and the other factors mentioned elsewhere in this report.

OVERVIEW

     The Company and its subsidiaries (collectively, the "Company") offers a full continuum of managed care products and services designed to lower the overall costs of workers' compensation claims, while providing quality, cost-effective care to injured employees. The Company's managed care approach is focused on providing prompt medical intervention, integrating claims management and customer service, and directing care of injured employees through a managed care provider network. In addition, the Company encourages employers to make a strong commitment to the adoption of workplace safety and return-to-work programs designed to reduce the likelihood and cost of employment related injuries and illnesses. As of December 31, 1996, the Company provided managed care workers' compensation services to approximately 33,000 employers, principally in Florida and the southeastern United States.

     The Company's managed care approach begins with the implementation of its First Call service, an early intervention system which provides employers with a toll-free, 24-hour hotline to report claims and to seek medical attention for injured employees. This service encourages immediate reporting of claims and allows the Company to direct injured workers to appropriate medical providers within the Company's contracted network, creating a cost-effective methodology of dealing with claims promptly after they occur. The Company's case managers monitor each case and use the Company's information systems to apply utilization review and quality assurance techniques to achieve appropriate, quality medical treatment at an affordable price.

INDUSTRY

        Workers' compensation benefits are mandated and regulated by individual states, and most states require employers to provide medical benefits and wage replacement to individuals injured at work, regardless of fault. Virtually all employers in the United States are required either to purchase workers' compensation insurance from a private insurance carrier, a state sponsored assigned risk pool, a self-insured fund (an entity that allows employers to pool their liabilities for obtaining workers' compensation coverage, subject to assessment), or, if permitted by their state, to be self-insured. Workers' compensation laws generally require two kinds of benefits for injured employees: (i) medical benefits that include expenses related to diagnosis and treatment of the injury, as well as rehabilitation, if necessary, and (ii) payments that consist of temporary wage replacement or permanent disability payments.

        The Company expects that employers will continue to seek and implement strategies and programs to reduce costs of workers' compensation. The Company believes that, unlike the overall health care insurance market, to date there has not been significant penetration of managed care in the workers' compensation industry. The Company believes that traditional insurers have not effectively controlled the cost of workers' compensation insurance because they have focused on claims processing rather than on an integrated approach that applies managed care techniques to control costs through the delivery of quality, appropriate, and timely medical care.

THE COMPANY'S MANAGED CARE APPROACH

        The Company stresses an integrated approach to managed care workers' compensation which involves the employer, employee, and care providers in a cooperative effort that focuses on cost-effective quality care. This approach combines loss prevention to promote safety in the workplace and manage risk; immediate medical intervention to control costs and manage the appropriateness, timeliness, and quality of care for injured workers; comprehensive case and utilization management to minimize litigation; and comprehensive medical care management through a provider network to establish treatment protocols, clinical paths, and outcome measurements.

STRATEGY

        The Company's strategy is to utilize managed care techniques to provide timely, high quality, and cost-effective care to injured employees, thereby lowering overall costs. The Company's strategy includes the following elements:

        - Provide Prompt Medical Intervention. The Company believes immediate medical intervention is the catalyst for controlling medical costs, promptly returning injured employees to work, and minimizing litigation expenses. To accomplish this, in 1994 the Company created its First Call service, a seven-day-a-week, 24-hour, toll-free injury reporting and medical referral service. Each call is received by a customer service representative, who completes the legally-required notice of injury for the employer and, if the call meets certain criteria, forwards it to a nurse, who immediately directs the injured worker to an appropriate facility or provider for treatment. This process delivers responsive, personalized service that helps control costs by directing care through the provider network selected by the Company; minimizes expensive, unnecessary emergency room visits; with the intent that the injured employee receives the proper care for the injury in a timely manner. The Company believes the significant level of customer participation in First Call reflects a high level of customer satisfaction. As of December 31, 1996, more than 98% of the Company's Florida claims were being reported through First Call. The Company introduced First Call in North Carolina and Oklahoma in February and September 1995, respectively, and in seven additional states in 1996. First Call participation and reporting percentages vary significantly during the first year of implementation due to the need to educate both agents and policyholders. Typically, participation levels off after twelve to eighteen months after initial implementation.


        - Manage Care, Rather Than Process Claims. Once notified of a workplace injury, the Company's medical case management unit directs high quality, appropriate medical care focused on the ultimate outcome of returning the injured employee to work as soon as possible. The Company's process combines injury prevention, wellness, and early intervention once an injury occurs. The Company manages and coordinates: health care providers through contracted networks, treatment protocols, outcome measurements, and utilization review; employers through workplace safety and return-to-work programs; and injured employees through frequent and early communications, and the timely provision of high-quality medical care.

        - Direct Care Through Integrated Networks of Quality Health Care Providers. The Company believes that directing medical care through a network of credentialed health care providers is a vital part of any comprehensive managed care program.
                 The Company's in-house medical director establishes treatment protocols, clinical paths, and outcome measurements designed to ensure consistency in the treatment of various injuries and illnesses. Although not all states permit the Company to require injured employees to utilize Company-recommended facilities, the Company's easy-to-use claims reporting process is generally successful in directing injured workers to Company-recommended facilities and allows the Company to begin managing care immediately. In addition, treatments are reviewed by the Company's utilization management and assurance personnel in an effort to provide appropriate treatment in a
                 cost-effective manner. This review process is    intended to
                 facilitate an accurate diagnosis, establish optimal courses of treatment, and determine when returning to work is appropriate, the ultimate goal of the Company's managed care approach.

        - Utilize Information Technology to Improve Communications and Service. The Company believes that sophisticated operating and communications systems can proactively meet its customers' needs and promote more efficient management of claims. For example, the Company has established interactive communications links with its larger agencies to facilitate processing applications. The Company's interactive communications systems also extend to its policyholders through on-line access to billing, claims, and other information. These systems are intended to enable the Company to provide a high level of service to claimants, file claims promptly, and address the needs of both its agencies and customers.

        - Expand Through Internally Generated Growth. During 1996, the Company executed a number of transactions to expand geographically and to build its premium base. The Company is not currently targeting significant new expansions; however, it will examine new opportunies as appropriate, consistent with capital resources. The Company expects internal growth to result from expanding relationships with independent insurance agencies and by enhancing its workers' compensation program through the development of new products and services.


OPERATIONS

        The Company's integrated strategy for quality care and cost control employs an operating process intended to provide the opportunity for immediate medical intervention, integrated claims and medical management. The Company's approach directs care through a managed care provider network that follows common treatment protocols, clinical paths, and outcome measurements. The Company's approach enlists health care providers, employers, and employees in the common goal of rapid return-to-work in as cost-efficient and care-effective manner as possible. Individual components of the process include:

  Prompt Medical Intervention

        Managing a claim from the earliest possible time is critical to minimizing its ultimate cost. A 1994 industry study indicates that claims reported between 11 and 20 days after the date of injury cost an average of 29% more than claims reported 1 to 10 days after the date of injury, and that the difference escalated to an average of an additional 48% if the claim was reported more than 30 days after the injury occurred. To provide early intervention in the claims process, the Company encourages prompt notification of all injuries from the employer. To achieve prompt reporting, the Company created its First Call service, a seven day-a-week, 24-hour, toll-free injury reporting and medical referral service, in 1994. As of December 31, 1996, 98% of the Company's Florida claims were being reported through First Call, with over 81% of the Company's Florida claims reported within the first 10 days following the injury.

        Under First Call, each call is received by a customer service representative who takes basic information needed to fill out the legally-required notice of injury for the insured and immediately updates the Company's claims records. If the call meets certain criteria, the call is then transferred to a nurse, who uses an electronic mapping system to direct the injured worker to an appropriate facility for treatment. The nurse can pinpoint approved providers in the vicinity, provide the party reporting the claim with directions to the facility, and make an appointment for the injured employee to receive care. Employers in Florida are permitted to direct injured employees to a closed panel of physicians. Although workers' compensation laws in other states may not require injured employees to go to facilities recommended by the Company's nurses, through its ease of use, this service is generally successful in directing injured workers to a Company-recommended facility and directing the appropriate level of care. While individuals who need immediate care receive it, this process minimizes expensive, unnecessary emergency room visits.

        In cases of serious or complex injury, the Company provides comprehensive field case management to direct the ongoing medical care of the injured employees, as well as the social and economic issues facing the employees and their families.

  Integrated Claims Management and Customer Service

        Once the injured employee's care has been initiated, the claim is managed by the Company's Case Management Unit, a group of interdisciplinary teams that incorporate all facets of claims management.

                 Nurses coordinate and manage medical aspects of the claim, including initial triage procedures to direct the appropriate level of care; authorize additional appointments at appropriate facilities to speed the claimant's recovery; monitor progress against treatment protocols, clinical paths, and outcome measurements; and maintain ongoing communications with the Company's medical director to report any complications or unusual provider treatment patterns. Nurses also coordinate the injured employee's return to light duty work with his employer.

                 Claims Adjusters work closely with the nurses to co-manage each case. The claims adjusters determine whether an injured employee is eligible for benefits and what benefits should apply; conduct ongoing contact with the employee and the employer to assess the employee's progress in conjunction with the field case manager and nurses; help prevent litigation and manage any litigation that may arise; and assess the potential for settlement to close the case faster and less expensively, if appropriate.

                 Field Case Managers work with the claims adjusters and nurses to coordinate light duty and return-to-work programs for injured employees; help manage the social and economic issues arising from serious or complex injury; provide vocational rehabilitation counseling and services; and work closely with injured employees, their families, and their employers to provide a personal level of service.

                 Medical Claims Technicians assist the claims adjusters and the nurses by managing most of the routine administrative aspects of the case.

                 Claims and Medical Assistants provide support to each team. These team members are responsible for data entry, filing, making appointments for the employee at the nurse's direction, and other support functions.

        Also supporting the teams are the Company's recovery unit, which pursues recovery of funds available to reimburse employers and carriers for medical costs and wage losses exacerbated by prior injuries and pursues subrogation in third-party liability cases; and the Company's medical director for especially complex cases or unusual circumstances. In addition, the Company's loss prevention personnel work with the claims management teams to help investigate the cause of accidents and to help employers follow recommendations designed to prevent similar incidents.

        The Case Management Unit is authorized and encouraged to expedite management of claims so that injured workers can receive prompt attention and the claims can be resolved as quickly as practicable. One component of this approach is the Company's efforts to manage the cost of the claim and control possible litigation by promptly and courteously resolving inquiries and problems raised by claimants and their families.

        The Case Management Unit's objectives are to manage the entire claim, not just specific components. This is in contrast to traditional workers' compensation insurance companies, which the Company believes tend to classify claims as either medical only (i.e., not eligible for lost wages benefits) or lost time (i.e., encompasses both medical and lost wages benefits), rather than focus on measurable outcomes such as return to work. The Company believes that under this traditional approach, medical only claims are typically handled by less skilled employees than lost time claims, with an emphasis on paying providers' bills as they are received. One disadvantage is that what starts as a medical only claim (e.g., a pulled back muscle) can turn into a more severe problem (i.e., complications that lead to lost time). Under the Company's team approach, every claim is classified according to medical severity and complexity, regardless of whether it begins as medical only or lost time.

        The Company's Case Management Unit also conducts fee schedule and medical bill reviews to help ensure it has been billed appropriately for the approved services and to prevent over-utilization of medical services. A software program is used to detect variances from agreed-upon fee schedules, unbundling of charges, and unnecessary or unrelated charges. In addition, Case Management Unit nurses review large or complex bills for additional items that do not fall within the Company's payment guidelines.

  Provider Network

        The Company believes effective medical management depends largely upon selection of a quality group of health care providers and ongoing oversight by management of this network. In Florida, the Company has established a network of healthcare providers and facilities who have agreed to provide quality patient care in exchange for a negotiated fee structure. Outside Florida, the Company has a contractual relationship with a network consisting of health care providers and facilities who have agreed to provide quality patient care in exchange for a negotiated fee structure. In either case, the networks developed or selected by the Company provide employees with a wide range of physician choices, in order to improve employee satisfaction and to provide an attractive product. Currently, approximately 3,500 physicians, with a wide range of specialties, 146 hospitals and 408 other health care providers participate in the Florida network. The Florida network has received approval from the Agency for Health Care Administration (the "AHCA") to operate as a Workers Compensation Managed Care Arrangements ("WCMCA") in 53 Florida counties accounting for over 99% of the Company's premium distribution. AHCA approval denotes sufficient provider scope, access and capacity to operate in a managed care environment under Florida workers' compensation laws. Outside Florida, approximately 20,100 physicians, 438 hospitals, and 2,487 other health care providers participate in the Company's network. When entering a market, the Company seeks to enter into strategic relationships with existing medical delivery systems as well as to contract directly with individual providers in developing networks. The use of the network is coordinated by the Company's in-house medical director, who establishes treatment protocols, clinical paths, and outcome measurements designed to establish consistency concerning the treatment of various injuries and illnesses. The Company's Case Management Unit also conducts a comprehensive utilization management program to ascertain that appropriate treatment is being delivered, including pre-certification, concurrent review, in-house medical staff review, fee schedule review, and medical bill review.

        Pre-certification techniques determine the medical necessity and appropriateness of treatment before it is provided to the injured worker. The Company's nurses and its medical director work with the patient's health care providers to develop a treatment plan geared toward maximum medical improvement of the injured employee in the shortest time possible. Once the treatment plan is established, concurrent review is implemented by periodic follow-ups to assess the injured worker's progress.

        To maintain the continuing quality of the provider network, the Company's medical director performs peer reviews on an ongoing basis, with particular emphasis on cases in which the Case Management Unit has alerted the medical director of complications or significant variations from the agreed-upon treatment plan guidelines.

  Relationship With Employers

        The Company encourages employers to make a strong commitment to the adoption of its managed care approach and safety programs, in effect establishing a cooperative effort in both controlling risk and delivering managed care. The Company's underwriting criteria strongly encourage the implementation of return-to-work, light duty, and drug-free workplace policies. The Company works closely with employers to initiate and implement a number of programs designed to decrease the risk of employment related injuries and illnesses. The Company's loss prevention personnel conduct periodic on-site reviews to ascertain compliance with return-to-work, light duty, and drug-free workplace programs, as well as to evaluate overall safety conditions. Although there are some instances in which the Company declines to underwrite a risk, the Company believes that, in many cases, certain questionable risks can be underwritten if the customer makes a strong commitment to the adoption of the Company's safety program and managed care approach. The Company assists customers in designing safety programs and is especially active with programs for its large accounts. In some cases, the Company has requested that a customer employ a full-time safety compliance officer which in some instances has resulted in premium savings. While this has increased the customer's short-term expense, generally the Company and its customers find the extra cost is more than offset by its long-term premium savings. The Company also communicates with employers, and provides interactive, on-line customer access to billing, claims, and other information.

        The Company also can tailor workers' compensation programs for its customers' specific financial and risk management needs. These custom-designed plans can also include a variety of payment, collateral, and loss control options.

  Litigation Management

        The Company, through early intervention, seeks to limit the number of disputes with injured employees. The Company believes in the prompt settlement of meritorious claims; however, it will aggressively defend against non-meritorious claims. The current regulatory environment in Florida allows an insurer to settle both indemnity and medical benefits on both past and future claims. The Company attempts to resolve cases prior to litigation and, if litigation ensues, aggressively seeks to settle reasonable claims. As of December 31, 1996, the Company had closed approximately 97% of its pre-1994 reported claims, 92% of its 1994 reported claims, 81% of its 1995 reported claims, and 50% of its 1996 reported claims.

PROGRAMS AND PRODUCTS

  Workers' Compensation Managed Care Products

        The Company's products and rating plans encompass a variety of options designed to fit the needs of a wide selection of employers. The most basic product is a guaranteed cost contract, where the premium is set in advance and changes are made only when changes occur in policyholder operations or payrolls. The premium for these policies is based on state approved rates, which vary depending upon the type of work performed by each employee and the general business of the insured. Employers large enough to qualify, typically over $5,000 in annual premium, will have their premiums based on their loss experience as determined over a three year period. This loss experience is adjusted by the type of business and associated risks. In Florida, policyholders can also qualify for one or more premium credits (5% and 2%) by agreeing to comply with a drug-free workplace, and/or safe workplace policies. Policyholders who wish to assume a certain amount of financial risk may elect a deductible that makes them responsible for the first portion of any claim ($250 to $75,000). In exchange for the deductible election the employer receives a premium reduction. The Company also offers several loss sensitive plans (retrospective rating plans and dividend plans) which determine the final premium paid for the current policy period based largely on the insured's losses during that same period.

        For the year ended December 31, 1996, the following were the percentages of the Company's standard premiums in-force attributable to its managed care workers' compensation products:


Guaranteed cost (including various modifications)                       71%
Retrospective rating                                                    22
Dividend plans                                                           2
Deductible plans                                                         5
                                                                       ---
                                                                       100%
                                                                       ===


  Workers' Compensation Management Services

        The Company provides fee-based workers' compensation insurance management services to self-insurance funds and governmental risk sharing pools performing all the services of an insurance carrier except assuming the underwriting risk. The Company generally requires that it be given complete managerial control over the self-insurance fund's operations, and that it be entitled to share in cost savings it generates in addition to its base fees. During 1996, the Company converted five self-insurance funds to at-risk business and terminated certain contracts with third parties. As of December 31, 1996, the Company is providing these services to five entities (representing approximately 2,900 employers) with standard premiums in-force under management of approximately $85 million. The largest contracts are North Carolina Commerce Fund (NCCF), Governmental Risk Insurance Trust ("GRIT") in Florida and North Carolina, and The Oklahoma Restaurant Group Self Insurance Association.

RISCORP Managed Care Services

        The Company provides integrated administrative and managed care services for self-insured employers. These services include workers' compensation claims administration, provider networks, medical case management, utilization management, medical bill review, loss prevention programs, occupational health programs, and telephonic reporting and early intervention through First Call. The programs and services can be packaged to receive approval under Florida workers' compensation managed care laws. The Company provides such services on a negotiated fee-for-service basis including risk sharing provisions which are based on performance. Typical clients are larger businesses and governmental entities. At December 31, 1996, approximately 30 employers are under managed care contracts with the Company.

Workers' Compensation Managed Care Arrangements ("WCMCAs")

        Prior to 1997, Florida law authorized workers' compensation insurers to offer employers up to a 10% premium discount in exchange for their participation in exclusive panel medical provider programs known as WCMCA's. Effective January 1, 1997, Florida law mandates workers' compensation insurers to provide all medical care through WCMCAs. Under these arrangements, the Company is allowed to direct injured employees to a provider network in which employees must participate or face possible denial of medical cost coverage. WCMCAs have been in place on a voluntary basis in the state of Florida since 1994 and the Company had achieved a high level of voluntary WCMCA participation with over 50% of its premiums joining prior to 1997. The Company currently provides these programs to employers in counties covering approximately 99% of its premium base and awaits approval of expansion filings for the remaining counties.

        The Company and one of its affiliates have developed a provider network which now covers the entire state of Florida. The network includes over 3,597 physicians and 554 hospital and ancillary facilities. The Company believes its ability to obtain discounted medical fees, manage utilization, and track medical outcomes for providers participating in its network enhances its ability to manage claims.

        The Company also maintains an arrangement with Humana Health Plans, Inc., ("Humana"), 9 health maintenance organization ("HMO") whereby certain of the Company's medical claim costs are fixed for the first three years of each claim. The agreement provides the Company with access to Humana's health care provider networks in Florida. The agreement commenced July 30, 1995 and was renewed for one year upon its anniversary. Injured individuals are covered for three years following any accident occurring within the policy period of any policy entered into during the term of the agreement. The agreement may be terminated by either party upon 90 days notice. The Company had a similar arrangement with RISCORP Health Plans, Inc. ("RHP"), an affiliated company, until the arrangement was terminated effective May 1, 1996. Injured individuals are covered for three years following any accident occurring within the policy period of any policy entered into during the term of the agreement. To the extent that Humana or RHP is unable to meet its contractural obligations under these arrangements, the Company will be liable for any claims and claim settlement expenses under these ceded arrangements.

RECENT JOINT VENTURE AND ACQUISITIONS

     General

     The Company has experienced rapid growth in its revenues, the number of its employees, and the scope of its operations. This growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as additional demands on the Company's operating and financial systems. The Company's business and future growth will depend on the efforts of key management personnel and the Company's ability to attract and retain qualified management personnel. The Company's continued growth, if any, also will require it to recruit qualified persons, to enhance its managerial systems for its operations, and to successfully integrate new employees and systems into its existing operations. If the Company is unable to continue to manage growth effectively, the Company's business, financial condition, or results of operations could be materially and adversely affected. See "Business -- Strategy."

     Future growth of the Company's operations depends, in part, on its ability to expand its continuum of managed care workers' compensation products and other services in markets where it is currently conducting business and to enter markets in additional states. To achieve this, the Company must obtain regulatory approvals, win acceptance in the local market, adapt its procedures to each state's regulatory system (which differs materially from state to state) and expand its network of independent insurance agencies. The time required to obtain regulatory approvals varies from state to state, and there can be no assurance that the Company will obtain such approvals in each state it may seek to enter. See "Business -- Regulation."

     The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary enterprises both within Florida and in other states. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources. In addition, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. Certain acquisitions made by the Company in 1996 were accomplished in part by the use of the Company's Class A Common Stock. In light of the decline in the price of the Company's stock, the use of such stock for acquisitions is less attractive to the Company as well as to stockholders of possible acquisition candidates. Acquisitions by means of cash will depend upon the Company's capital resources. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition, or results of operations. See "Business -- Strategy."

    Joint Venture Arrangement with Blue Cross and Blue Shield of Illinois

        In January 1996, the Company entered into a joint venture arrangement with Health Care Service Corporation, doing business as Blue Cross and Blue Shield of Illinois ("HCSC"), to establish Third Coast Holding Company ("Third Coast"). Third Coast then formed an Illinois domestic stock insurance company (the "Insurance Company") to underwrite and sell managed care workers' compensation insurance in Illinois, as well as a third-party administrator corporation (the "Administrator") to provide administrative services to the Insurance Company and third parties.

        Under the terms of the arrangement, HCSC and the Company each holds 50% of the outstanding common stock of Third Coast. HCSC contributed $10 million to capitalize the Insurance Company. The Company contributed no financial capital to the venture, but contributed a non-exclusive license for the use of its expertise, systems, and intellectual property to enable the Insurance Company to underwrite and sell workers' compensation insurance in Illinois. In addition, HCSC agreed to initially loan the Insurance Company up to $10 million. To maintain sufficient capitalization levels, HCSC agreed to provide additional surplus loans to the Insurance Company in a maximum aggregate of $20 million, if certain other conditions are met.

    Acquisition of CompSource

     In March 1996, the Company purchased all of the stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for approximately $12.2 million in cash and 112,582 shares of the Company's Class A
Common Stock. CompSource is a workers' compensation management services company offering its services in North Carolina managing a self-insurance fund with approximately $37 million of standard premiums in-force in March 1996. Cost in excess of net assets of businesses acquired of approximately $12.5 million was recorded as a result of this acquisition. Pursuant to a redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have the Company repurchase the 112,582 shares at a purchase price of $18.653 per share in March, 1997 and the Company repurchased all 112,582 shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement.

    Acquisition of Atlas

     In March 1996, the Company completed its acquisition of Atlas Insurance Company ("Atlas") in Missouri for approximately $5.3 million in cash. Atlas has insurance licenses in 19 states. In addition, the acquisition gives the Company excess and surplus lines licenses in five additional states. Cost in excess of net assets of business acquired of approximately $2.6 million was recorded as a result of this acquisition. Following the acquisition, Atlas was renamed RISCORP National Insurance Company ("RNIC").

    Acquisition of NARM

     In June 1996, RNIC acquired the assets and assumed all of the liabilities of the National Alliance for Risk Management Fund ("NARM"), a North
Carolina workers' compensation self-insurance fund with approximately $53 million of standard premiums in-force in June 1996. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement. NARM's assets and liabilities totaled approximately $46.0 million and $44.5 million, respectively, at the date of acquisition. Net assets in excess of cost of business acquired of approximately $1.5 million was recorded as a result of this transaction.

    Acquisition of OSAA

     In September 1996, RNIC acquired the assets and assumed all of the claim liabilities of the Occupational Safety Association of Alabama ("OSAA"), an Alabama workers' compensation self-insurance fund with approximately $45 million of standard premiums in-force at the acquisition date. In connection with the initial transfer, the Company assumed net insurance liabilities of $49.7 million and a like amount of investments and other assets. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement whereby OSAA made an initial transfer of certain investment securities.

    Acquisition of IAA and Risk Inspection

     In September 1996 the Company acquired all of the stock of Independent Association Administrators, Inc., ("IAA") and Risk Inspection Services and Consulting, Inc., ("Risk Inspection"). IAA, a workers' compensation management services company offering its services in Alabama, was acquired with 790,336 shares of Class A RISCORP common stock (then valued at $10.9 million). Risk Inspection was purchased for approximately $600,000 in cash. Cost in excess of net assets of businesses acquired of approximately $11.4 million was recorded in conjunction with these acquisitions. Pursuant to the acquisition agreement for IAA, if the former IAA shareholders or their successors own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million as of that date. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares.

Acquisition of Virginia Funds

        In October 1996, RNIC acquired the assets and assumed all of the liabilities of three Virginia self-insurance funds (the "Virginia Funds") consisting of NARM Manufacturers Group Self Insurance Association of Virginia, NARM Services Group Self Insurance Association of Virginia and NARM Mercantile Group Self Insurance Association of Virginia. At the date of acquisition, the Virginia Funds had approximately $5.9 million of standard premiums in-force. Assets acquired and liabilities assumed by RNIC totaled $4.5 million and $4.8 million, respectively, at the date of acquisition. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement.

SALES AND MARKETING

        The Company's workers' compensation products and services are sold exclusively by independent insurance agencies. Currently, the Company has approximately 1,100 agencies in nine states to sell its products, of which approximately 393 are in Florida. These independent agencies are viewed by the Company as important to its success. The Company views its agencies as customers and strives to respond quickly and proactively to agency inquiries. The Company seeks to write all of an agency's workers' compensation business that fits within its underwriting guidelines, and seeks to be the provider of
choice for workers' compensation insurance to all of its agencies.   Through
"The RISCORP Connection," an internet data interchange system, the Company's Florida agents and certain qualifying policyholders are able to communicate with the Company via e-mail and are given system access to perform claims and billing inquiries. The Company also utilizes a number of promotional media, including advertising in publications and at trade fairs, to support the efforts of its independent agencies.

        The Company's top ten agencies accounted for approximately 22% of the Company's direct premiums earned for the year ended December 31, 1996, with the top independent insurance agency accounting for approximately 6%. The Company provides a number of incentives to its agencies and conducts sales promotions throughout the year. The Company focuses on agencies that write more than $1 million in annual premiums. These agencies are eligible for additional commissions which, depending on premium retention percentages, vest over periods ranging from three to five years providing a continuing commitment to the Company. Agencies writing over $100,000 in annual earned premium are eligible to receive an additional bonus based on the profitability of their book of business. All of the Company's agencies are eligible to receive a quality incentive bonus based on the historical loss results of new accounts which they write with the Company. The Company believes it pays competitive sales commissions. In some states, the Company also administers self-insurance funds where commission rates are set by the fund and typically vary from state to state. These agencies are not obligated to promote the Company's products and services and may sell competitors' insurance products. As a result, the Company's business depends in part on the marketing effort of these agencies and on the Company's ability to continue to offer workers' compensation insurance products and services that meet the requirements of these agencies and their customers. In addition, if the Company expands into additional states, it must establish a network of independent agencies in such states if it is to successfully market its products. Failure of these independent insurance agencies to market the Company's products and services successfully could have a material adverse effect on the Company's business, financial condition, or results of operations.

CUSTOMERS

        The Company insured over 31,000 employers as of December 31, 1996 with an average annual direct premium of approximately $11,400. Approximately 83% of the policies scheduled to expire in 1996 were renewed by the Company's customers, while approximately 88% of the policies scheduled to expire in 1995 were renewed by the Company's customers.

        The Company generally requests that its agencies target customers who comply with a return-to-work program, a drug-free workplace, who are proactive in seeking to minimize injuries in the workplace, and who are financially strong or, for certain policy types, are willing to provide adequate security for payment. The Company does not target any particular industry and believes that its policies are issued to a diversified mix of employers. Through underwriting selectivity, cooperation with employers in establishing sound safety programs, prompt resolution of claims, and application of managed care techniques, the Company believes it is able to capitalize on the opportunity presented by the large number of employers that have been forced into relatively high cost, state-sponsored risk pools, who are willing to conform to the Company's underwriting standards. However, the Company generally does not insure certain employers which it considers to be high risk, including nuclear facilities operators, asbestos removers, and certain other high-risk employers.

        Additionally, the Company rendered workers' compensation insurance services to five self-insurance funds, representing approximately 2,900 employers. In this capacity, the Company administered standard premiums in-force of approximately $85 million at December 31, 1996.

        The Company has also developed certain programs and procedures for associations and related employer groups. The Company provides full administration and insurance services for GRIT which provides coverage for over 250 governmental entities in Florida and North Carolina. The Company is also under contract to provide claims, loss prevention, underwriting and marketing services to certain hospitality association sponsored self insurance trusts, including the Oklahoma Restaurant Group Self Insurance Association.

        Although the Company expanded its operations into additional states in 1996, approximately 67% of its 1996 revenues and 93% of its revenues during 1995 were derived from products and services offered to customers located in Florida. Accordingly, the Company could be materially adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time to time in Florida, which may not significantly affect its more geographically diversified competitors.

INFORMATION TECHNOLOGY AND COMMUNICATIONS SYSTEMS

        The Company uses its information systems as an integral part in providing its managed care products and has made substantial ongoing investment in improving its operating systems. Customer service is enhanced by integrating the information about claims, billing, and claims management in its operating information systems.

        The Company's claims information systems enable the Company to implement its strategy of early intervention. All of its claims personnel are able to access information allowing a prompt response to claimant inquiries. The systems enable First Call to operate effectively, with important claims information being processed quickly. The systems also enable the Company's independent agencies and underwriting personnel to promptly process applications for workers' compensation insurance. The Company's information systems provide employers and agencies with interactive, on-line access to billing and claims information, as well as enabling the Company to operate an effective utilization review program.

        The Company adheres to an open architecture philosophy, integrating various systems and hardware platforms to meet its needs. When practicable, the Company purchases commercially available software. When commercial systems do not meet the standards for customer service, the Company's staff of approximately 70 information services personnel build and support the Company's internally developed systems and supplement commercially purchased products. The Company has completed development and is in the process of rolling out new claims processing software which allows claims personnel to gain faster access to key data, maintain better control over follow-ups, and automate current manual administrative functions. In addition, the Company has developed and is in the process of implementing the use of imaging to reduce paper flow, provide faster access to data, and further automate its processes. The Company is also an active participant in the Internet, providing general company information and easy access to agents and clients to claims and billing information. The Company is also developing a new client services system to enhance service levels.

EMPLOYEES

        The Company had approximately 870 full-time employees at December 31, 1996. Of the Company's employees, approximately 180 work in the Company's administrative and financial functions and 690 provide services to the Company's customers. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

REINSURANCE

        Through reinsurance, the Company shares the risks and benefits of the workers' compensation insurance that it assumes. The Company has in effect specific "excess of loss" policies under which it pays its reinsurer a percentage of gross premiums earned and the reinsurer agrees to assume all risks relating to claims over $500,000 on a per occurrence basis (for occurrences prior to January 1, 1996, the retention was $350,000 per occurrence). Continental Casualty Co. currently participates in this excess of loss program. Continental Casualty Co. is rated A (Excellent) by A.M. Best.

        The Company maintains a Quota Share Reinsurance agreement for the workers' compensation insurance it underwrites in Florida with American Re-Insurance Company ("Am Re"), under which the Company cedes to Am Re
50 % of the direct workers' compensation premium written and losses incurred in Florida on and after January 1, 1995. Am Re pays a ceding commission to the Company based on its Florida workers' compensation loss ratio, subject to certain adjustments and limits. Am Re is rated A+ (Superior) by A.M. Best.

        Effective October 1, 1996, the Company entered into a Quota Share Reinsurance agreement for the workers' compensation insurance it underwrites in RNIC in states other than Florida with three reinsurers: Chartwell Reinsurance Company (rated A by A.M. Best), Trenwick America Reinsurance Corporation (rated A+ by A.M. Best) and Swiss Reinsurance America Corporation (rated A by A.M.
Best). The Quota Share Reinsurance agreement provides for the Company to cede to the reinsurers 65% of its direct workers' compensation premiums written and losses incurred on and after October 1, 1996. The reinsurers pay the Company a ceding commission based on RNIC's loss ratio, subject to certain adjustments and limits. The Quota Share Reinsurance agreement was amended effective January 1, 1997 to reduce the ceded percentage to 60%.

        In 1996, the Company had direct written premiums of $3.9 million and $1.5 million of group health, and property and casualty insurance, respectively. This business is reinsured with reinsurers rated by A.M. Best as A or better. The Company retains a maximum amount of $150,000 per person per year for the group health and $250,000 per occurrence and per risk for the commercial casualty and commercial property.

        These Quota Share Reinsurance agreements allow the Company to write, within regulatory guidelines, a larger number of policies than it could otherwise. In the event that the Quota Share Reinsurance agreements are terminated for any reason, the Company could be required to increase its capital substantially or reduce its level of workers' compensation premiums, unless it is able to establish another Quota Share Reinsurance arrangement. This could result in material adverse consequences to the Company's business and growth prospects. There is no assurance that Quota Share Reinsurance will continue to be available to the Company for its workers' compensation business. The Company also has excess of loss policies ("Excess Reinsurance") under which a group of reinsurers agrees to pay all claims and claims expenses over a specific dollar amount per incident. The Company regularly performs internal reviews of the financial strength of its reinsurers. However, if a reinsurer is unable to meet any of its obligations to the Company under the reinsurance agreements, the Company would be responsible for the payment of all claims and claim settlement expenses which the Company has ceded to such reinsurer. Any such failure on the part of the Company's reinsurers could have a material adverse effect on the Company's business, financial condition or results of operations.

A.M. BEST RATINGS OF INSURANCE SUBSIDIARIES

        The limited operating history, pending litigation and other factors have affected the ability of the Company's insurance subsidiaries to obtain favorable A.M. Best and comparable ratings. A.M. Best ratings are based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entity's officers. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the company or any of its securities. In assigning ratings, companies may fall within one of three Best rating groupings:
Best Ratings, Financial Performance Ratings or Not Rated.

Letter Ratings

        Letter ratings include Secure Ratings, which consist of Superior
(A++, A+), Excellent (A, A-) and Very Good (B++, B+). A.M. Best also provides Vulnerable Ratings, which consist of Fair (B, B-), Marginal (C++, C+), Weak (C, C-), Poor (D), Under Regulatory Supervision (E), In Liquidation (F) and Rating Suspended (S).

        The Company was assigned an initial A.M. Best Letter Rating of C (Weak) on May 12, 1997. This rating is under review with negative implications pending resolution of certain substantial uncertainties, including various legal issues, any material Form 10-K disclosures, and potential regulatory actions emanating from the ongoing state exams. See "Legal Proceedings" and "Business - Regulation".

Not Rated

        Companies not assigned either Best's Ratings or Financial Performance Ratings are assigned to one of several Not Rated (NR) Categories. The NR category identifies the primary reason a rating opinion was not assigned.

        RNIC (formerly Atlas Insurance Company) had its B+ rating removed and was given an A.M. Best's "Not Rated" classification of NR-2 (Insufficient Operating Experience) following the purchase of Atlas by the Company in March 1996 and the discontinuance of its prior business, which effectively treated RNIC as a start-up operation for rating purposes.

COMPETITION

        The market to provide managed care workers' compensation insurance and services is highly competitive. The Company's competitors include, among others, insurance companies, specialized provider groups, in-house benefits administrators, state insurance pools, and other significant providers of health care and insurance services. A number of the Company's current and potential competitors are significantly larger, with greater financial and operating resources than the Company and can offer their services nationwide. After a period of absence from the market, traditional national insurance companies have re-entered the Florida workers' compensation insurance market, thereby increasing competition in the Company's principal market segment. In addition, the Company faces significant competition in its newer markets, particularly North Carolina, Alabama and Oklahoma. The Company does not offer the full line of insurance products which is offered by some of its competitors. There can be no assurance that the Company will be able to compete effectively in the future.

        Competitive factors in the workers' compensation insurance field include premium rates (in some states other than Florida), A.M. Best ratings, level of service, level of capitalization, quality of provider network, the ability to reduce loss ratios, and the ability to reduce claims expense. The Company believes that its products are competitively priced with those of its main competitors in the standard market. In addition, the Company believes its premium rates are typically lower than those for customers assigned to the state sponsored risk pools, allowing the Company to provide a viable alternative for employers in such pools. The Company also believes that its level of service and its ability to reduce claims are strong competitive factors that have enabled it to retain existing customers and attract new customers.

REGULATION

  General

        Managed health care programs are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of managed care workers' compensation programs, assume financial risk related to the provision of those programs, or undertake direct responsibility for making payment or payment decisions for those services, and are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations. The managed health care field is a rapidly expanding and changing industry; it is possible that the applicable regulatory frameworks will expand to have an even greater impact upon the conduct and operation of the Company's business.

        The Company's business is subject to state-by-state regulation of workers' compensation insurance (which in some instances includes rate regulation and mandatory fee schedules) and workers' compensation insurance management services. These regulations are primarily intended to protect covered employees and policyholders, not worker's compensation insurance companies or their shareholders. Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the fifty states and by certain federal laws. Changes in individual state regulation of workers' compensation or managed health care may create a greater or lesser demand for some or all of the Company's services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively and may have a material adverse effect on the Company's business, results of operations or financial condition. In addition, many states limit the maximum amount of dividends and other distributions and loans that may be made in any year by insurance companies. This restricts the amount of distributions that may be made by the Company's insurance company subsidiaries.

        There is no assurance that the Company will seek approvals from state regulatory authorities to pay dividends or make distributions or that, if sought, such approvals will be obtained. This may limit the amount of distributions that may be made by the Company's insurance company subsidiaries and may decrease amounts of capital available to the Company for expansion opportunities and other purposes. In addition, the Company is required to contribute to state-established guaranty funds or associations that pay claims of insolvent insurers. As a result, the Company's financial performance could be materially adversely affected by mandatory assessments from such funds over which the Company has no control.

     Numerous proposals have been debated in Congress and in several state legislatures and administrative agencies regarding health care legislation intended to control the cost and availability of health care services including managed care programs. It is not possible to determine what health care or managed care reform legislation will be adopted by Congress, any state legislature, or administrative agency or if and when any such reforms will be adopted and implemented. In such event, there can be no assurance that the Company will be able to adjust effectively to any regulatory changes made by future health care reforms and remain profitable. The Company is unable to predict accurately the nature and effect, if any, that the adoption of health care legislation or regulations or changing interpretations at the federal or state level would have upon the Company.

     Except for certain statutorily prescribed credits, Florida currently does not permit competition on the basis of price in workers' compensation insurance. This approach is followed in relatively few other states. If Florida were to permit premium rates to be established with less regulatory intervention, the Company's business, financial condition, or results of operations could be materially and adversely affected.

     The Company may from time to time need additional capital surplus to meet certain state regulatory requirements. In particular, the Company anticipates that its insurance subsidiaries will require capital to meet current statutory surplus needs and any additional funding requirements that may arise periodically. From time to time, the Company may be required to increase the capital surplus of its insurance subsidiaries to remain in compliance with state regulatory requirements. The Company expects that additional capital will be required by regulatory authorities for the Company to expand as an insurance carrier into additional states or undertake other contingency plans. If the Company is unable to generate sufficient capital, either internally or from outside sources, it could be required to reduce its growth or to delay or abandon plans to expand into additional states or acquire other Companies, and to undertake contingency plans to preserve or generate capital. Although the Company has met its capital needs in the past, there can be no assurance that capital will continue to be available when needed or, if available, will be on terms acceptable to the Company. The Company's Board of Directors has created a Strategic Alternatives Committee to consider capital needs and to evaluate strategic alternatives.

  Premium Rate Restrictions

        State regulations governing the workers' compensation system and insurance business in general impose restrictions and limitations on the Company's business operations that are not imposed on unregulated businesses. Among other matters, state laws regulate not only the kind of workers' compensation benefits that must be paid to injured workers, but also the premium rates that may be charged by the Company to insure employers for those liabilities. As a consequence, the Company's ability to pay insured workers' compensation claims out of the premium revenue generated from the sale of such insurance is dependent on the level of premium rates permitted by state laws. In this regard, it is significant that the state regulatory agency regulating workers' compensation benefits may not be the same agency that regulates workers' compensation insurance premium rates.

        In October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2% effective January 1, 1997. In addition, the 10% managed care credit which had been in place on a voluntary basis since 1994 was phased out effective January 1, 1997. As of December 31, 1996, over 50% of the Company's premiums were receiving the 10% managed care credit.

        The State of North Carolina approved a 13.7% rate decrease effective April 1, 1997, although it is not mandatory for companies to adopt the decrease.

        The state legislatures and the federal government have considered and continue to consider a number of cost containment and health care reform proposals and managed care reform proposals.

  Financial and Investment Restrictions

        Insurance company operations are subject to financial restrictions that are not imposed on other businesses. State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of the company's surplus. These limitations restrict the rate at which the Company's insurance company operations can grow. The Company's 1996 unaudited statutory filings indicate that, as of December 31, 1996, its insurance subsidiaries met applicable state minimum capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        State laws also require insurance companies to establish reserves for payment of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require the Company to invest its insurance subsidiaries' assets more conservatively than if they were not subject to the state law restrictions and may prevent the Company from obtaining as high a return on these assets than it might otherwise be able to realize.

  Participation in State Guaranty Funds

        Every state has established one or more insurance guaranty funds or associations that are charged by state law to pay claims of policyholders insured by a company that becomes insolvent. All insurance companies must participate in the guaranty associations in the states where they do business and are assessable for the associations' operating costs, including the cost of paying policyholder claims of an insolvent insurer. The Company's financial performance could be adversely affected by guaranty association assessments as a consequence of the insolvency of other insurers over which the Company has no control.

  Statutory Accounting and Solvency Regulation

        State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). SAP differ in a number of ways from generally accepted accounting principles ("GAAP") which govern the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset values, higher liability values, and lower equity.

        State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose financial and operating restrictions on an insurance company including: 1) transfer or disposition of assets; 2) withdrawal of funds from bank accounts;
3) extension of credit or making loans; and, 4) investment of funds.

        The Florida Department of Insurance has completed a financial examination of RISCORP Insurance Company ("RIC"), one of the Company's insurance subsidiaries for 1995 and issued a final examination report for that period. The report identified a number of items discovered upon examination and required a reduction of RIC's statutory surplus as of December 31, 1995 from $31,117,099 to $4,961,478. The report concludes that as of December 31, 1995 RIC failed to meet the minimum capital and surplus requirements by $12,481,345. The report noted that the Company made a capital infusion of $31,100,000 into RIC in 1996. Accordingly, as of December 31, 1996, the surplus of RIC exceeded the minimum capital and surplus requirements.

        The Florida Department of Insurance and the Missouri Department of Insurance are currently conducting a financial examination of two of the Company's insurance subsidiaries which may result in adjustments to the statutory financial statements of the insurance subsidiaries for 1996.

  Healthcare and Managed Care Laws and Reform Proposals

        The Company's medical provider networks are subject to various federal and state laws and regulations, including AHCA qualification requirements for the Company's WCMCA in Florida. There are a number of managed care reform proposals before federal and state law making and regulatory bodies. The Company expects that its business operations and products will be impacted by these.

        SDTF

        Florida operates the SDTF that reimburses Florida employers and carriers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the physically disabled worker merges with, aggravates, or accelerates a preexisting impairment. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF has not prefunded its claims liability and no reserves currently exist to satisfy future claims. Under Florida law, the SDTF is currently scheduled to expire in the year 2000, unless it is re-created by the Florida legislature. In the event of termination of the SDTF, the Company believes remaining reimbursement obligations of the SDTF would become general obligations of the State of Florida or would otherwise be enforceable, although there is no assurance that a reviewing court would adopt that view. The SDTF is currently undergoing legislative review. Under a recent bill passed by the Florida legislature, and submitted to the Governor, the SDTF law would be amended so that claims arising from accidents occurring on or after January 1, 1998 would not be accepted for reimbursement by the SDTF. The bill states the SDTF will be liable for reimbursement for subsequent injuries that occur prior to January 1, 1998, and that assessments are to continue for funding purposes.

        In addition, the Florida Department of Insurance is participating with the Florida Legislature in the review of current and proposed statutory accounting treatments of SDTF projected recoveries, and with respect to how an insurer may include such estimated recoveries in its admitted asset and loss reserve calculations in statutory financial statements. Under the bill referred to above, the anticipated SDTF recoveries that an insurer could take into account when computing loss reserves in its statutory financial statements would be limited to recoveries for which a claim has been accepted for payment.
Credit for all other anticipated recoveries would be capped at the total SDTF recovery amount used by the insurer in 1996 and this capped amount would be phased out over a five year period, commencing with statutory financial statements filed in the year 2000 (20% per year reduction of 1996 capped amount).

        While it is not possible to predict the outcome of this or any other legislative or regulatory proposals affecting the SDTF, changes in the SDTF's operations or funding which decrease the availability of recoveries or increase assessments payable by the Company, or the discontinuation of the SDTF, could have a material adverse effect on the Company's business, financial condition, or results of operations.

        Subject to The legislation set forth above, the SDTF recoverable recorded on the Company's balance sheet is an actuarial estimate of the amount the Company can expect to recover from the SDTF on eligible claims. The Company has a dedicated claims unit that handles the tracking, submission and collection process with the SDTF. In the event that there are adverse developments in SDTF collection experience, the recorded recoverable balance will accordingly be adjusted.

        With respect to collection patterns, the SDTF reviews reimbursement requests on a claim by claim basis, with actual collection payments tied to the paid loss development over a claim's life. The payments are not made ratably or in any other predictable pattern. A prior actuarial review of the SDTF indicated the average time frame for collection of a claim made to the SDTF is 6 to 8 years. The Company's SDTF recoverable balance has experienced rapid growth since 1992, when it stood at $15 million. Due to this recent growth, the Company is early in the normal collection cycle for the majority its SDTF claims.

ITEM 2.          PROPERTIES

        The Company owns its headquarters building in Sarasota, Florida, which contains approximately 112,000 square feet of space, as well as an adjacent parking facility. The Company leases an aggregate of approximately 66,000 square feet of space at ten other locations in seven states, including Florida, under terms expiring through January 2002. The Company incurred rent expense of $1.3 million for the year ended December 31, 1996. Additionally, the Company has continuing commitments through July 1998 of approximately $70,000 related to two locations in which offices were closed during 1996.

ITEM 3.            LEGAL PROCEEDINGS

        On April 2, 1996, the Company and several officers, directors and employees were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the Company violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and was negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc. and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The Company has moved to dismiss the complaint and to strike the punitive damage claims. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

        Between November 20, 1996 and January 31, 1997, nine shareholder class action lawsuits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Florida. Each of the lawsuits purports to represent the same class of shareholders, that is, purchasers of the Company's Class A common stock between February 28, 1996 and November 14, 1996. Two non-officer members of the board of directors have been named as defendants in one of the suits. One or more of the Company's underwriters for the Company's initial public offering have been named as defendants in eight of the suits. All the lawsuits allege that the named defendants issued, caused to be issued or participated in the issuance of the Company's Registration Statement and Prospectus of February 28, 1996, and that the Prospectus contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act of 1933. Eight of the nine suits also allege that the named defendants engaged in a scheme to defraud purchasers of the Company's stock by purposely or recklessly making false statements of material facts about the Company, its financial situation and its financial prospects, and by omitting material information about those subjects, in violations of the Securities Exchange Act of 1934. One lawsuit alleges violation of section 12(2) of the Securities Act of 1933. The complaints seek unspecified compensatory damages. The Company moved to consolidate the complaints and for the filing of one consolidated complaint. On March 11, 1997, the motion for consolidation was granted and the consolidated complaint was filed on April 10, 1997. The Company intends to vigorously defend these consolidated actions; however, there can be no assurance that it will prevail in the litigation.

        The Company and a number of officers, directors and employees have been served with subpoenas requesting information for a federal grand jury investigation in the Northern District of Florida. The Company is cooperating in the investigation, which it understands is a broad examination related to political candidates and political campaign contributions. The Company understands that a number of other parties unrelated to the Company also have been served with subpoenas.

        No provision has been made in the Company's financial statements for the above matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

        The Company's Class A Common Stock ($.01 par value) is traded on the NASDAQ Stock Market's National Market under the symbol "RISC". As of December 31, 1996, the number of record holders of Class A Common Stock was 153.
Trading of the Company's Class A Common Stock commenced with its initial public offering on February 29, 1996, at a price per share of $19. The following table sets forth the high and low closing sales prices for the Company's common stock for each full quarterly period since the initial public offering.


                                 Per Share Sales Price of Common Stock
                                 -------------------------------------
                 First Quarter         Second Quarter            Third Quarter            Fourth Quarter         First Quater
                     1996                   1996                      1996                     1996                  1997
                 -------------         --------------            ------------             ---------------        ------------
 High                21 1/2                23 7/8                   19 1/4                   18 3/4                 4
 Low                 19                    15                       10 3/4                    3 3/8                 1 13/16

On May 6, 1997, the closing sale price of the Company's Class A Common Stock was $3.1875. No dividends have been declared or paid since the Company's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

        To be filed pursuant to Rule 12b-25 on Form 10K/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

        To be filed pursuant to Rule 12b-25 on Form 10K/A.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        To be filed pursuant to Rule 12b-25 on Form 10K/A.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        To be filed pursuant to Rule 12b-25 on Form 10K/A.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information as of May 1, 1997, concerning the Company's executive officers, continuing directors, and nominees for director.


                                                                                                             Year First
                                                                                                              Became a
            Name                                                Position(s)                       Age         Director
            ----                                                -----------                       ---         --------
            William D. Griffin                 Chairman of the Board, Chief Executive             48            1988
                                               Officer and Director

            James A. Malone                    President, Chief Operating Officer and             35            1994
                                               Director

            Steven J. Berling                  Senior Vice President - Managed Care Services      48

            Thomas S. Hall                     Senior Vice President - Business Development       36

            Richard A. Halloy                  Senior Vice President and Director                 35            1996

            Fred A. Hunt                       Senior Vice President - Risk & Insurance           45
                                               Solutions

                                               Senior Vice President, General Counsel and         44
                                               Secretary

            L. Scott Merritt                   Senior Vice President, Chief Investment            48            1996
                                               Officer, Treasurer and Director

            Richard B. Franz                   Senior Vice President and Chief Financial          46
                                               Officer

            Walter E. Riehemann                Vice President, Secretary and Acting               30
                                               General Counsel

            Seddon Goode, Jr.                  Director                                           65            1996

            George E. Greene, III              Director                                           61            1995

            Walter L. Revell                   Director and Vice Chairman                         62            1995

WILLIAM D. GRIFFIN is the Founder of the Company, and has been its Chairman and Chief Executive Officer since its inception in 1988. Mr. Griffin was a member of the Florida Governor's Task Force on Workers' Compensation in 1988, and served as chairman of the Marketplace, Conduct Standards, and Statistics Committee of the Governor's Oversight Board in 1990. Mr. Griffin also served on the Board of Directors of the Florida Workers' Compensation Joint Underwriting Association, Inc. from 1993 to 1994.

JAMES A. MALONE has served as President of the Company since 1993. Mr. Malone joined the Company in 1990 as Vice President of Operations, and was named Senior Vice President and Chief Operating Officer in 1991. Prior to joining the Company, Mr. Malone was Director of Risk Management for Kentucky Fried Chicken, Inc., a subsidiary of PepsiCo, Inc., from April 1990 to November 1990. Mr. Malone served as Manager of Risk Financing for Batus, Inc. from 1988 to 1990. Mr. Malone holds the professional designations of Chartered Property and Casualty Underwriter as well as Associate in Risk Management.

STEVEN J. BERLING has served as Senior Vice President and President of the Company's Managed Care Services Group since December, 1995. Mr. Berling was President of the Management Services Division from September, 1994 to December, 1995. Prior to joining RISCORP, Mr. Berling was Vice President at VHA of Florida from June, 1993 to September, 1994. Mr. Berling was Vice President of Administrative Services at Sharp Health Care from 1987 - 1993, where he served in various capacities as a hospital administrator.

THOMAS S. HALL has served as Senior Vice President-Corporate Development of the Company since October 1995. Mr. Hall was the Company's Senior Vice President and President of RISCORP U.S. Group from 1992 to 1995. Mr. Hall served as President and Chief Executive Officer of Chautauqua Airlines (d/b/a U. S. Air Express) from 1990 to 1992.

RICHARD A. HALLOY has served as Senior Vice President, Chief Financial Officer and Director of the Company since June, 1996. Mr. Halloy has served in a number of senior management positions for RISCORP and its affiliates since joining RISCORP in February 1994. Prior to joining the Company, Mr. Halloy was President of Halloy & Company from 1990 until February 1994. Mr. Halloy began his career with Arthur Andersen & Company.

FRED A. HUNT has served as Senior Vice President and President of the company's Risk & Insurance Solutions Group since October 1995. Mr. Hunt was the Company's Senior Vice President and President of P&C Services Division from 1994 to 1995. Mr. Hunt served in various capacities with Liberty Mutual Insurance Company from 1973 to 1993, most recently as Vice President and Manager of Underwriting Operations.

L. SCOTT MERRITT has served as Senior Vice President and Chief Investment Officer of the Company since January 1995 and as Treasurer and a director since November 1996. Mr. Merritt has been President of his own firm, Merritt & Company in Sarasota, Florida from 1993 to the present. From 1990 to 1993, Mr. Merritt was employed by the Company as investment manager. His previous experience also includes extensive investment and other financial positions with Bay Future, Merrill Lynch and Smith Barney.

RICHARD B. FRANZ, II was appointed Senior Vice President and Chief Financial Officer of the Company in May, 1997. Prior to joining the Company, Mr. Franz served as Senior Vice President, Treasurer and Chief Financial Officer of Western Reserve Life Assurance Company (1987 to 1997), and Treasurer and Principal Financial Officer for the IDEX Group of Mutual Funds and the WRL Series Fund (1987 to 1997). His previous experience includes service as Vice President, Controller and Chief Accounting Officer for American Heritage Life Insurance Companies, Inc.; Controller of Harvest Insurance Companies, Inc.; and in various positions with Deloitte & Touche and National Standard Life Insurance Company.

WALTER E. RIEHEMANN has served in various capacities with the Company since August 1995, most recently as Vice President, Secretary and Acting General Counsel. Prior to that time, Mr. Riehemann was associated with the law firms of Powell, Goldstein, Frazer & Murphy, Atlanta, Georgia (1993 to 1995), Long, Aldridge & Norman, Atlanta, Georgia (1993), and Jones, Day, Reaves & Pogue, Dallas, Texas (1990 to 1993).

SEDDON GOODE, JR. was elected a director of the Company in November 1996. Mr. Goode has served as President and Director of University Research Park, Inc. since 1981. From 1977 to 1984, Mr. Goode served as Chairman of First Charlotte Corporation. From 1968 to 1977, Mr. Goode served as Senior Vice President, Chief Financial Officer and Director of Interstate Securities Corporation. Mr. Goode is also a director of Trion, Inc.

GEORGE E. GREENE III was elected a director of the Company in November 1995.
Mr. Greene served as Executive Director of No Casinos, Inc., a non-profit organization to keep casino gambling illegal in Florida, in 1994. Mr. Greene is also a private consultant. Mr. Greene served in various management positions with Florida Power Corporation, and other subsidiaries of Florida Progress Corporation from 1962 to 1993, most recently as Senior Vice President of Florida Power Corporation from 1983 to 1993. Mr. Greene retired from Florida Power Corp. on January 1, 1994.

WALTER L. REVELL was elected a director of the Company in November 1995 and Vice Chairman of the Board in November 1996. Mr. Revell has been Chairman and Chief Executive Officer of H. J. Ross Associates, Inc., a consulting engineering, architectural and planning firm, since 1991; Chairman and Chief Executive Officer of Revell Investments International, Inc. since 1984 and was President and Chief Executive Officer of Post, Buckley, Schuh & Jernigan, Inc., a consulting engineering, architectural, and planning firm, from 1975 to 1983. Mr. Revell is also a director of St. Joe Corporation and Dycom Industries, Inc.

MEETINGS OF THE BOARD OF DIRECTORS AND STANDING COMMITTEES

        During 1996, the Company's Board of Directors held nine meetings. Each incumbent director attended at least 75% of the total number of Board meetings and meetings of committees of which he is a member.

        The Company's Board of Directors has a Compensation Committee, an Audit Committee, an Investment Committee, and a Stock Option Committee. The Compensation Committee consists of Messrs. Goode, Greene and Revell. The Compensation Committee recommends to the Board both base salary levels and bonuses for the Chief Executive Officer and reviews the compensation levels of the other executive officers of the Company. See "Board Compensation Committee Report on Executive Compensation." The Compensation Committee also reviews and makes recommendations with respect to the Company's existing and proposed compensation plans. The Compensation Committee met two times during 1996.

        The members of the Audit Committee are Messrs. Goode, Greene and Revell. The duties of the Audit Committee, which met four times during 1996, are to recommend to the Board of Directors the selection of independent certified public accountants, to meet with the Company's independent certified public accountants to review the scope and results of the audit, and to consider various accounting and auditing matters related to the Company, including its system of internal controls and financial management practices.

        The members of the Investment Committee, which met one time during 1996, are Messrs. Greene, Revell, and Merritt. The duties of the Investment Committee are to review and monitor the investment portfolio of the Company.

        The Company's Stock Option Committee consists of Messrs. Goode, Greene and Revell. The Stock Option Committee is responsible for administering the Company's 1995 Non-qualified Stock Option Plan. The Stock Option Committee met one time in 1996.

        The Company does not have a nominating committee. This function is performed by the Board of Directors.

COMPENSATION OF DIRECTORS

        Directors who are not employees of the Company are paid $40,000 annually plus $1,000 for each Board meeting attended, and $1,000 for each day of committee meetings attended if such meeting day occurs on a day other than that of a scheduled meeting of the Board of Directors. In addition, the Company reserved 10,000 shares of Common Stock for future issuance upon the exercise of stock options that may be granted to such non-employee directors. During 1996, Messrs. Greene and Revell were granted options to purchase 1,000 shares each of the Company's Class A common stock at an exercise price of $19.000 per share. During 1996, Mr. Goode was granted options to purchase 1,000 shares of the Company's Class A common stock at an exercise price of $4.44 per share. These options vest 25% per year beginning two years from the option grant date. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no SEC Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during 1996, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements, except for the following: Thomas E. Danson, Paul DiFrancesco, Richard A. Halloy and William D. Griffin each filed a Form 4 late.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's Chief Executive Officer and the four highest paid executive officers for services rendered to the Company in 1994, 1995 and 1996.

SUMMARY COMPENSATION TABLE


                                               Annual Compensation
                                       ------------------------------------
                                                                    Other    Securities
Name                                                               Annual      Under-    All Other
and                                                                Compen-     lying      Compen-
Principal                                                          sation     Options      sation
Position                         Year  Salary($)(1)  Bonus($)(2)     ($)        (#)        ($)(3)
--------------------------------------------------------------------------------------------------
William D. Griffin               1996       751,416      907,241  18,907(2)           A  17,547(5)
 Chairman and Chief              1995       720,000    5,609,583  46,571(3)           A  13,685(5)
 Executive Officer               1994       720,000    4,173,304  53,838(4)           A  16,567(5)

James A. Malone                  1996       327,500            0       0              0  35,098(6)
 President and Chief Operating   1995       300,000      255,904       0        150,770  33,876(6)
 Officer                         1994       245,000      317,149       0        929,550  33,906(6)

Thomas S. Hall                   1996       223,750       44,750       0         20,000  33,291(7)
 Senior Vice President-          1995       205,000       20,695       0         73,303  34,652(7)
 Business Development            1994       153,500      278,966       0        132,991  34,000(7)

Fred A. Hunt                     1996       200,000       20,000       0         20,000  12,573(8)
 Senior Vice President-Risk      1995       163,165       93,615       0         73,153   4,543(9)
 Insurance Solutions             1994       101,935       54,290       0        132,991  35,000(10)

Steven J. Berling                1996       208,333       52,083       0         20,000   3,831(11)
 Senior Vice President-          1995       190,306       34,594       0         72,632     734(12)
 Managed Care Services           1994        54,808        7,811       0         55,381       0

(1) Includes amounts deferred by the executive pursuant to the Company's 401(k) plan and the Company's cafeteria plan.
(2) Includes (i) a $4,591 automobile usage allowance and (ii) a $14,316 aircraft usage allowance. For a further description of the terms of Mr. Griffin's employment agreement, see "Employment Agreements."
(3) Includes (i) a $13,936 automobile usage allowance and (ii) a $32,635 aircraft usage allowance.
(4) Includes (i) a $13,000 automobile usage allowance and (ii) a $40,838 aircraft usage allowance.
(5) Includes (i) $9,103, $7,709 and $8,394 cash surrender value of life insurance policies in effect in 1996, 1995 and 1994, respectively and (ii) $7,574, $5,976 and $8,713 in annual fees for a country club membership in 1996, 1995 and 1994, respectively. Also includes $870 group term life insurance premiums in 1996.
(6) Includes (i) $30,117, $30,000 and $30,000 in allocations to the participant's account in the Company's defined contribution plan in 1996, 1995 and 1994, respectively and (ii) $4,651, $3,876 and $3,906 in annual fees for country club membership in 1996, 1995 and 1994, respectively. Also includes $330 group term life insurance premiums in 1996.
(7) Includes (i) $30,117, $30,000 and $30,000 in allocations to the participant's account in the Company's defined contribution plan in 1996, 1995 and 1994, respectively and (ii) $2,943, $4,652 and $4,000 in annual fees for country club membership in 1996, 1995 and 1994, respectively. Also includes $231 group term life insurance premiums in 1996.
(8) Includes (i) $5,988 in allocations to the participant's account in the Company's defined contribution plan, (ii) $6,063 in annual fees for country club membership, and (iii) $522 for group term life insurance premiums.
(9)  Represents $4,543 in annual fees for country club membership.
(10) Relocation Reimbursement.
(11) Represents a $3,274 allocation to the participant's account in the Company's defined contribution account and $557 for group term life insurance.
(12) Represents annual fees for country club membership.

OPTION GRANTS IN 1996

     No stock options were granted to Mr. Griffin or Mr. Malone in 1996. Messrs. Hall, Hunt and Berling each received options to acquire 20,000 shares of Class A common stock at an exercise price of $4.50 per share during 1996. The options vest at the rate of 25% per year beginning on the second anniversary of the date of grant.


                                                                           Potential Realizable Value
                                                                           Assumed Annual Rates of
                                                                           Stock Price Appreciation
                             Individual Grants                                 for Option Term
---------------------------------------------------------------------------------------------------------
                                    Percent of
                      Number of       Total
                      Securities    Options/SARs
                      Underlying    Granted to    Exercise or
                     Options/SARs  Employees in      Base       Expiration
      Name            Granted (#)   Fiscal Year   Price ($/Sh)     Date          5%($)          10%($)
----------------------------------------------------------------------------------------------------------
       (a)               (b)            (c)            (d)         (e)            (f)             (g)

William D. Griffin            0           0               0          N/A              0              0
James a. Malone               0           0               0          N/A              0              0
Thomas S. Hall           20,000           3%          $4.50   11/18/2008        $73,800       $207,000
Fred A. Hunt             20,000           3%          $4.50   11/18/2008        $73,800       $207,000
Steven J. Berling        20,000           3%          $4.50   11/18/2008        $73,800       $207,000

AGGREGATE OPTION EXERCISES IN 1996 AND DECEMBER 31, 1996 OPTION VALUES

     The following table shows information concerning options exercised during 1996 and options held by the officers shown in the Summary Compensation Table at the end of 1996.


                                                            Number of             Value of
                                                            Securities          Unexercised
                                                            Underlying          In-the-Money
                                                           Unexercised           Options at
                                                        Options at Fiscal       Fiscal Year-
                                                           Year-End(#)           End($)(1)
                    Shares Acquired                      Exercisable(E)/      Exercisable(E)/
Name                on Exercise(#)   Value Realized($)   Unexercisable(U)     Unexercisable(U)
----                ---------------  -----------------  --------------------  ----------------
William D. Griffin         0                 0                   0                   0

James A. Malone            0                 0               524,175(E)/       $1,129,795(E)/
                                                             556,145(U)            $8,134(U)
Thomas S. Hall             0                 0                38,766(E)/             $775(E)/
                                                             209,600(U)            $2,326(U)
Fred A. Hunt               0                 0                33,228(E)/             $665(E)/
                                                             192,836(U)            $1,994(U)
Steven J. Berling          0                 0                13,845(E)/             $277(E)/
                                                             134,168(U)              $831(U)

(1) Based on the closing market price on December 31, 1996 of $3.63 per share.

STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Option Plan") provides for the grant of stock options to eligible employees and consultants of the Company. The Option Plan is intended to provide participants with an opportunity to increase their stock ownership in the Company and to give them an additional incentive to promote the financial success of the Company. Pursuant to the Option Plan, the Company may grant nonqualified stock options to employees (including officers and directors who are employees) and consultants. William D. Griffin, an officer and director of the Company, is not eligible to participate in the Option Plan. A total of 3,118,832 shares of Class A common stock has been reserved for issuance under the Option Plan. As of December 31, 1996, the Company had granted stock options covering 3,078,779 shares of Class A common stock to various employees (including options to purchase 1,927,542 shares issued to executive officers) at exercise prices ranging from $0.72 to $23.04. Each exercise price was determined to be not less than the fair market value of the Class A common stock on the date of grant, except for grants to James A. Malone to purchase 287,314 shares on October 10, 1994 and 2,604 shares on March 24, 1995. In November 1996, the Stock Option Committee amended the exercise price on all options with an exercise price greater than $4.50 per share to $4.50 per share, the fair market value of the Class A common stock on the date of the amendment. As of December 31, 1996, the exercise prices range from $0.72 to $4.50.

     The Stock Option Committee is authorized to administer the Option Plan, including selection of employees and consultants of the Company to whom options may be granted. The Stock Option Committee also determines the number of shares, the exercise price, the terms, any conditions on exercise and other terms of each option. There is no limit on the term of the options. Options granted under the Option Plan generally vest over a period of five years. The option price is payable in full upon exercise, and payment may be made in cash, by delivery of shares of Class A common stock (valued at fair market value at the time of exercise), or by such other consideration as the Stock Option Committee may approve at the time of grant.

     The options are non-transferable other than by will or by the laws of descent and distribution and must be exercised by the optionee during the period of his employment with the Company or within a specified period following termination of employment. The Option Plan may be amended at any time by the Board of Directors, although certain amendments require shareholder approval. The Option Plan terminates in November 2005.

     The Company's board of directors adopted an additional stock option plan in March 1997 (the "1997 Plan"). A total of 750,000 shares of Class A Common Stock has been reserved for issuance under the 1997 Plan. The terms of the 1997 Plan are substantially similar to those of the Option Plan. The 1997 Plan will be submitted to the Company's Shareholders for approval.

COMPENSATION ARRANGEMENTS UPON RESIGNATION, RETIREMENT OR OTHER TERMINATION; EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Messrs. Malone, Hall, Hunt, and Berling, providing for base salaries of $330,000, $225,000, $200,000 and $210,000, respectively. These employment agreements have a term of one year (which automatically renews for successive one year periods unless terminated) and allow the employee to participate in the Company's employee benefit plans. Under the employment agreements, the Company may terminate the employee at any time. If the employee's employment is terminated by the Company for other than "Cause" (as defined in the employment agreements), or the employee voluntarily terminates his employment for "Good Reason" due to a material modification, without the employee's written consent, of his duties, compensation or scope of responsibilities, then the Company must pay the employee an amount equal to one year of the employee's base salary in effect on the effective date of termination, payable without interest in twelve equal monthly installments. During the twelve months, following the date the employee is terminated for other than Cause, the employee may not compete with the Company. If the Company terminates the Employee for other than "Cause" or the Employee voluntarily terminates his employment for Good Reason (a) within 2 years of a "Change of Control" (as defined in the employment agreements) or (b) within 180 days of a "Potential Change of Control" (as defined in the employment agreements), then the Company must pay the Employee an amount equal to three times the employee's base salary in effect on the effective date of termination, payable in a lump sum. In the event the employee is terminated after a change of control, the non-compete period is two years. If the employee voluntarily terminates his employment for other than Good Reason, or his employment terminates due to disability, or if the Company terminates the employee's employment for Cause, then the Company will pay the employee a lump sum payment equal to the portion of his base salary accrued through the date his employment terminates.

     In accordance with his employment agreement, in effect prior to the Company's initial public offering, Mr. Griffin's compensation includes an annual base salary of $750,000, quarterly incentives of up to $750,000 per year based on premiums written and revenues earned, and an annual bonus to be determined in the discretion of the Board of Directors. This employment agreement will extend until the earlier of the fifth anniversary of a change of control of the Company or Mr. Griffin's 65th birthday. Mr. Griffin's compensation rate is subject to annual adjustment by the Board of Directors. The employment agreement contains a covenant prohibiting competition in the workers' compensation insurance or services fields in the United States which continues for a period of two years after the termination of his employment with the Company. The employment agreement provides that if Mr. Griffin is terminated by the Company after a change of control of the Company, he will be entitled to receive within 14 days of his termination date, a lump sum termination payment equal to his total taxable compensation during the three most recent calendar years, plus an amount equal to his annual salary for the year in which termination occurs, subject to the parachute limitations set forth in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. In addition, the employment agreement provides for a separate registration rights agreement, which grants to Mr. Griffin certain rights related to shares of the Company's Class B common stock beneficially owned by him. Under the employment agreement, the Company has also granted Mr. Griffin the right to use certain intellectual property owned by the Company bearing the name Griffin or any derivation thereof and the griffin design owned by the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 1, 1997 information as to the Company's Common Stock beneficially owned by: (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table,
(iii) all directors and executive officers of the Company as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.


                                                        Amount and Nature of Beneficial Ownership(2)
                                                        --------------------------------------------
                                                         Class A Common          Class B Common
                                                         --------------          --------------
Name and Address of Beneficial Owner(1)                 Number   Percent      Number       Percent
---------------------------------------                 ------   -------      ------       -------
William D. Griffin(3)                                      --       *        22,176,052      91%
James A. Malone(4)                                       526,389    4%           --           *
Steven J. Berling(5)                                      13,938     *           --           *
Thomas S. Hall(6)                                         39,027     *           --           *
Richard A. Halloy(7)                                       4,488     *           --           *
Fred A. Hunt(8)                                           33,451     *           --           *
L. Scott Merritt(9)(10)                                   13,938     *        2,158,391       9%
George E. Greene, III(11)                                    200     *           --           *
Walter L. Revell(12)                                       --        *           --           *
Seddon Goode, Jr.(13)                                      --        *           --           *
All directors and officers as a group                    631,431    5%       24,334,443     100%
(10 persons)(14)

---------------

*Less than 1%

(1)   The business address for Messrs. Griffin, Malone, Merritt, Halloy,
      Greene, Revell, Goode, Hall, Hunt and Berling is 1390 Main Street, Sarasota, Florida 34236.
(2) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission Rules, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(3) Mr. Griffins shares are Class B common stock and are beneficially owned by Mr. Griffin through one corporation and two limited partnerships.
(4) Represents shares of Class A common stock subject to options that are currently exercisable. Mr. Malone also has options to acquire 553,931 additional shares of Class A common stock that are not exercisable within 60 days.
(5) Represents shares of Class A common stock subject to options that are currently exercisable. Mr. Berling also has options to acquire 134,075 shares of Class A common stock that are not exercisable within 60 days.
(6) Represents shares of Class A common stock subject to options that are currently exercisable. Mr. Hall also has options to acquire 209,339 shares of Class A common stock that are not exercisable within 60 days.

(7) Represents 1,700 shares of Class A common stock owned directly and 2,788 shares of Class A common stock subject to options that are currently exercisable. Mr. Halloy also has options to acquire 133,363 shares of Class A common stock that are not exercisable within 60 days.
(8) Represents shares of Class A common stock subject to options that are currently exercisable. Mr. Hunt also has options to acquire 192,613 shares of Class A common stock that are not exercisable within 60 days.
(9) Includes 13,938 shares of Class A common stock subject to options held by Mr. Merritt that are currently exercisable. Mr. Merritt also has options to acquire 89,536 shares of Class A common stock that are not exercisable within 60 days.
(10) Mr. Merritt holds 2,158,391 shares of Class B common stock as trustee of certain irrevocable trusts created by Mr. Griffin for the benefit of his children. Mr. Griffin disclaims beneficial ownership of those shares.
(11) Mr. Greene owns 200 shares of Class A common stock directly and has options to acquire 8,500 shares of Class A common stock that are not exercisable within 60 days.
(12) Mr. Revell has options to acquire 8,500 shares of Class A common stock that are not exercisable within 60 days.
(13) Mr. Goode has options to acquire 8,500 shares of Class A common stock that are not exercisable within 60 days.
(14) Includes shares subject to options held by all directors and executive officers that are exercisable within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the initial public offering of the Company in February, 1996, the Company and its predecessor and subsidiary entities were wholly-owned by William D. Griffin and trusts for the benefit of his children and certain loans and other business transactions between the Company, Mr. Griffin and entities owned or controlled by him were structured for reasons related to family business and estate planning. Mr. Griffin is an officer and a director of all entities. Business transactions with Mr. Griffin or other officers or directors must now be approved by a majority of outside directors and are made on less favorable to the Company than could be obtained from unrelated third parties.

     Prior to the consummation of the initial public offering, the Company completed a reorganization of its existing corporate structure with the result that RISCORP, Inc. became a holding company with several direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, William D. Griffin was the sole beneficial shareholder of the common stock of the Company. Through a series of transactions that met the requirements of Section 351 of the Internal Revenue Code of 1986, as amended, several entities previously owned by Mr. Griffin became subsidiaries of the Company. In addition, RISCORP of North Carolina ("RONC"), which was owned by three trusts for the benefit of Mr. Griffin's children, became a wholly-owned subsidiary of the Company through a share exchange merger.

     RONC was an S Corporation prior to the Reorganization and declared in-kind dividends in an amount equal to substantially all of its estimated undistributed S Corporation earnings through the date of the Reorganization, with a value in the amount of $1.4 million.

TRANSACTIONS TERMINATED DURING 1996

     Loans Made by the Company. The Company was the lender pursuant to five revolving credit agreements, either with William D. Griffin or with certain entities controlled by Mr. Griffin: (i) a $1 million line of credit in favor of Custodial Engineers, Inc. ("CEI"), bearing interest at the prime rate of First Union plus one percent; (ii) a $1.0 million line of credit in favor of CMI Aviation Services, Inc. ("CMI"), bearing interest at the prime rate of First Union plus one percent; (iii) a $200,000 line of credit in favor of Five Points Properties, Inc. ("FPP"), bearing interest at the prime rate of First Union plus one percent; (iv) a $100,000 line of credit in favor of Millennium Health Services Limited ("MHSL"), bearing interest at the prime rate of NationsBank of Florida, N.A. ("NationsBank"); and (v) a $2.0 million line of credit in favor of Mr. Griffin individually, bearing interest at the prime rate of First Union plus one percent. As of December 31, 1995, approximately $0, $833,000, $350,000, $31,000, and $1.3 million, respectively, were outstanding under these lines of credit including accrued interest.

     On June 30, 1993, the Company loaned FPP $2.5 million with Mr. Griffin acting individually as guarantor. On April 29, 1994, Mr. Griffin assumed the repayment of this debt and FPP was released from any liability thereunder. The loan had a maturity date of February 28, 1997. The aggregate amount outstanding under this loan including accrued interest, as of December 31, 1995, was approximately $2.9 million with interest accruing at the prime rate of First Union plus one percent.

     On January 24, 1994, NationsBank loaned Mr. Griffin $9.0 million with the Company acting as guarantor. On January 3, 1995, the Company was released as guarantor.

     On July 1, 1994, the Company loaned RISCORP Health Plans, Inc. ("RHP") $2.0 million. Mr. Griffin owns approximately 95% of the stock of RHP. The loan had a maturity date of July 1, 2001 with interest accruing at prime rate plus 1%. The aggregate principal amount outstanding under this loan as of December 31, 1995, was approximately $2.2 million.

     On July 3, 1995, RONC loaned $3.1 million to JoFoKe Investments, Inc., a Florida corporation controlled by Mr. Griffin. The loan had a maturity date of June 30, 1996. The aggregate principal amount outstanding under this loan, as of December 31, 1995, was approximately $1.7 million. This loan accrued interest at SouthTrust Bank's prime rate plus 1.5% per annum.

     Mr. Griffin repaid all of the above listed indebtedness in March 1996, with the exception of the loan to RHP, which was repaid in September 1996. The Company does not intend to make loans to Mr. Griffin or other directors or their family members, or entities under their control.

     Loan Made to the Company. On December 15, 1995, the RISCORP Group Holding Company, Limited Partnership ("RGHLP") loaned $1.0 million to the Company in connection with the acquisition of CompSource, Inc. RGHLP is a limited partnership controlled by Mr. Griffin. The loan accrued interest at LIBOR plus 3% per annum and had a maturity date of April 1, 1996. This loan was repaid in March 1996.

     Services Provided to the Company. The Company entered into certain lease agreements in 1993 and 1994 with CMI Aviation Services, Inc. ("CMI"), whereby the Company leased two aircraft. In September 1995, the parties terminated one of the lease agreements. The remaining lease required a minimum monthly rental amount of $34,000, on a bare plane basis. This lease was amended in May 1996 due to acquisition of a new plane by CMI. The amended lease provided for a minimum monthly rental amount of $50,000. Effective July 1, 1996, the lease agreement with CMI was amended again to provide that the Company would pay no minimum monthly rental, but would pay $900 per hour for the actual use of the plane. The aggregate amounts paid by the Company to CMI in the fiscal year ending December 31, 1996 was $223,350. Gryphus Development Group ("GDG"), a corporation owned by Mr. Griffin, provides all other services related to the aircraft (e.g., salaries of the pilots and the rest of the flight crews, hangar fees, and other operating costs related to the aircraft). Prior to May 1996, the Company paid GDG $60,000 a month for its services, which the Company believed would be GDG's approximate cost. Due to the acquisition of the new plane by CMI in May 1996, the agreement with GDG was amended to provide for payments of $96,000 per month for the services related to the aircraft. Effective July 1, 1996, the agreement with GDG was amended again to provide that the Company would pay no minimum monthly amount, but would pay $2,500 per hour for the actual services performed by GDG. The arrangements between the Company and CMI and GDG related to the plane lease and the aircraft related services were terminated completely effective March 31, 1996.

     Prior to September 1996, Mr. Griffin controlled CEI, a building custodial and maintenance service company. The Company has contracted with CEI to provide custodial and maintenance services to the Company's headquarters in Sarasota, Florida. The aggregate amount paid by the Company to CEI in the fiscal year ending December 31, 1996 was $455,851. In September 1996, Mr. Griffin disposed of his entire interest in CEI.

     The Company previously contracted with GDG to provide facilities services to the Company's Sarasota office, and this contract was terminated in 1996. In 1996, the Company paid approximately $20,000 for such services.

     On November 1, 1995, the Company entered into six computer equipment and software leases with Gryphus Financial Services, Inc. ("GFS"), a company controlled by Mr. Griffin. Five of the equipment leases are for a term of 36 months and one equipment lease is for a term of 24 months. The aggregate annual payments under the equipment leases during 1996 was approximately $100,000. These leases were sold by GFS to an unrelated financial institution during 1996.

     Services Provided by the Company. The Company previously provided management, staff, systems, and other support services to MHSL, in which Mr. Griffin held a 95% ownership interest. Under a management agreement and other contractual arrangements, the Company charged approximately $7,500 per month for rendering these services. The contractual arrangements commenced in November 1994. The aggregate amount charged for 1996 was $77,974. In November 1996, Mr. Griffin sold his interest in MHSL and the Company ceased providing any services and support to MHSL.

     Workers' Compensation Managed Care Arrangement. During 1996, the Company and RHP were parties to a workers' compensation managed care contract under which RHP provided medical services and assumed risk for medical claims under the WCMCA offered by the Company. During 1996, the Company paid RHP approximately $17.0 million under this arrangement. This arrangement was terminated effective as of May 1, 1996 but continues to apply to policies with an inception date before May 1, 1996.

TRANSACTIONS CONTINUING THROUGH 1996

     Services Provided to the Company. In 1994, Mr. Griffin began leasing parking facilities to the Company at its Sarasota office. Lease payments under this arrangement were approximately $24,000 per month. During 1996, the Company paid $317,458 under this lease. In February 1997, the lease agreement was amended to reduce the monthly rental to $16,960 per month.

     Mango Excess Insurance Agency, Inc., a Florida corporation ("Mango"), a company owned and controlled by Mr. Griffin, acts as a reinsurance broker to the Company in obtaining reinsurance for the Company's insurance subsidiaries, and some of its self-insured clients. The commission payable to Mango and the other terms and conditions of this relationship do not exceed industry standards for such arrangements. In 1996, the Company paid Mango commissions of $0.8 million.

     Services Provided by the Company. On January 1, 1996, the Company entered into a Bilateral Administrative Services Cost Sharing Agreement with RISCORP Health Plans, Inc. ("RHP"), a company owned and controlled by Mr. Griffin.
This agreement is intended to ensure that costs shared by the two companies will be fairly allocated between them. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to RHP. RHP provides certain client services, medical provider management, credentialing and utilization management to the Company for its health indemnity products. The Company has agreed not to compete with RHP in the development or marketing of an HMO or other managed care health plan product and RHP has agreed not to compete with the Company in offering workers' compensation insurance services. The two companies will reimburse one another for the actual costs of providing the personnel services and other support, and sharing the other resources required by the agreement. The agreement is for a term of five years and can be renewed for an additional five year term, but is also terminable at will by 180-days notice by either party. During 1996, the Company received a net amount of $410,158 from RHP under this agreement.

     Effective as of January 1, 1996, the Company entered into an Administrative Services Cost Sharing Agreement with GDG. This agreement is intended to ensure that costs incurred by the Company on behalf of GDG are reimbursed to the Company. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to GDG. GDG will reimburse the Company for the actual costs of providing the personnel services and other support. The agreement is for a term of five years and can be renewed for an additional five year term, but is also terminable at will by 180-days notice by either party. During 1996, the Company received $86,363 from GDG under this agreement.

     Strategic Alliance with RHP. The Company and RHP have collaborated in the bidding for participation in Florida's 24-Hour Managed Care Pilot Program. During the period of the pilot program and thereafter, if the venture is successful, the Company and RHP will be joint venturers in a partnership or other contractual arrangement. Under the arrangement, each partner will receive fees based upon the services performed or relative risk assumed by them. Prior to implementation of this program, this arrangement will be reviewed and approved by the Company's outside directors to assure that it is fair to the Company and consistent with the industry standards.

     Investment Services. The Company provides administrative services to Merritt & Company. During 1996, the Company received approximately $86,276 for those services. The sole shareholder of Merritt & Company is L. Scott Merritt, an officer and Director and the trustee for certain trusts which will own more than 5% of the Class B Common Stock. Mr. Merritt became employed by the Company on January 1, 1995. Merritt & Company continues to provide investment services to two customers of the Company.

     License Arrangement. RHP pays a fee of 0.5% of all RHP revenues to the Company for the right to use the RISCORP named and related trade designs and logos. During 1996, the Company received $50,826 as a license fee from RHP.

     The Company and RHP share contractual rights to a medical provider network utilized by both the Company and RHP in delivering provider services. In addition, Comprehensive Care Systems, Inc., 100% of the stock of which is owned by Mr. Griffin, also has the right to access provider services under the network upon payment of a commercially reasonable access charge to RHP and the Company, as determined by the outside directors. The contract for the provider network provides that the Company shall continue to have unrestricted access to the network on terms and conditions at least equal to any other use of the network. The cost of developing and maintaining the provider network is prorated between RHP and the Company on a member usage basis. During 1996, RHP paid the Company $139,016 under this arrangement for costs incurred by the Company attributable to RHP.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List the following documents filed as part of this report:

    1.   All Financial Statements.

         To be filed pursuant to Rule 12b-25 on Form 10K/A

    2.   Financial Statment Schedules

         To be filed pursuant to Rule 12b-25 on Form 10K/A

    3.   Exhibits

         Set forth in paragraph (c) below.

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

         (c)   Exhibits

               The following are filed as exhibits to this report:

            EXHIBIT #                DESCRIPTION
            ----------               -----------
            3.1                    -Amended and Restated Articles of Incorporation.** (Incorporated herein by reference to Exhibit 3.1 to RISCORP's Amendment No. 4 to Form S-1, as of
                                       February 28, 1996, Commissions File Number 33-99760)
            3.2                    -Bylaws.** (Incorporated herein by reference to Exhibit 3.2 to
                                       RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                       Number 33-99760)
            4.1                    -Form of Common Stock Certificate.** (Incorporated herein by reference to Exhibit 4.1 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                       Number 33-99760)




            EXHIBIT #                DESCRIPTION
            ----------               -----------
            10.1                   -$28,000,000 Credit Agreement, dated as of December 16, 1994, by and between First Union
                                       National Bank of North Carolina and the Company (f/k/a RISCORP Group Holdings, Inc.),
                                       as amended by a First Amendment to Credit Agreement, dated as of December 30,
                                       1994, and as amended by a Second Amendment to Credit Agreement, dated as of
                                       June 1, 1995.** (Incorporated herein by reference to Exhibit 10.1 to RISCORP's
                                       Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.2                   -Amended and Restated Note Purchase Agreement, dated as of January 1, 1995, by and between
                                       American Re-Insurance Company and the Company.** (Incorporated herein by reference to
                                       Exhibit 10.2 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                       Commissions File Number 33-99760)
            10.3                   -$2,400,000 Term Note, dated November 9, 1994, delivered by RISCORP Acquisition, Inc. to
                                       Governmental Risk Insurance Trust.** (Incorporated herein by reference to Exhibit 10.3 to
                                       RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                       Number 33-99760)
            10.4                   -$2,000,000 Surplus Note, dated July 1, 1994, executed and delivered by RISCORP Health Plans,
                                       Inc. to RISCORP Property and Casualty Insurance Company, Inc. (f/k/a Florida Interstate
                                       Insurance Company).** (Incorporated herein by reference to Exhibit 10.4 to RISCORP's
                                       Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.5                   -Amended and Restated Loan Agreement, dated as of November 1, 1995, by and between JoFoKe
                                       Investments, Inc. and RISCORP of North Carolina, Inc.** (Incorporated herein by reference to Exhibit 10.5 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                       Commissions File Number 33-99760)
            10.6                   -$100,000 Revolving Credit Agreement, dated as of January 1, 1993, by and among Custodial
                                       Engineers, Inc., as borrower, William D. Griffin, as guarantor, and RISCORP Management
                                       Services, Inc., as lender, as amended by a Modification Agreement, dated as of June 30,
                                       1994.** (Incorporated herein by reference to Exhibit 10.6 to RISCORP's Amendment No. 4 to
                                       Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.7                   -$1,000,000 Revolving Credit Agreement, dated as of January 1, 1993, by and among CMI Aviation
                                       Services, Inc. (f/k/a Cocky McGriffiri, Inc.) as borrower, William D. Griffin, as guarantor, and RISCORP Management Services, Inc., as lender, as amended by a Modification Agreement, dated as of June 30, 1994.** (Incorporated herein by reference to Exhibit 10.7 to RISCORP's
                                       Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.8                   -$100,000 Revolving Credit Agreement, dated as of July 1, 1993, by and between Five Points
                                       Properties, Inc., as borrower, William D. Griffin, as guarantor, and RISCORP Management
                                       Services, Inc., as lender, as amended by a Modification Agreement, dated as of June 30,
                                       1994.** (Incorporated herein by reference to Exhibit 10.8 to RISCORP's Amendment No. 4 to
                                       Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.9                   -$100,000 Revolving Credit Agreement, dated as of November 30, 1994, by and between Millennium
                                       Health Services, Limited, as borrower, and RISCORP Management Services, Inc., as lender.**
                                       (Incorporated herein by reference to Exhibit 10.9 to RISCORP's Amendment No. 4 to Form S-1,
                                       as of February 28, 1996, Commissions File Number 33-99760)
            10.10                  -$2,000,000 Revolving Credit Agreement, dated as of January 1, 1993, by and among the Company
                                       (f/k/a Petty Cash Properties, Inc.), as borrower, William D. Griffin, as guarantor, and
                                       RISCORP Management Services, Inc., as lender. as amended by a Modification Agreement, dated as of June 30, 1994.** (Incorporated herein by reference to Exhibit 10.10 to RISCORP's
                                       Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.11                  -$2,000,000 Revolving Credit Agreement, dated as of January 1, 1993, by and between William D.
                                       Griffin, as borrower, and RISCORP Management Services, Inc., as lender, as amended by a
                                       Modification Agreement, dated as of June 30, 1994.** (Incorporated herein by reference to
                                       Exhibit 10.11 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                       Commissions File Number 33-99760)
            10.12                  -Loan Agreement, dated as of January 25, 1994, by and among NationsBank of Florida, N.A.,
                                       William D. Griffin, RISCORP Management Services, Inc., RISCORP of Florida, Inc.,
                                       Specialized Risk Administrators, Inc., Petty Cash Properties, Inc., Five Points Properties,
                                       Inc., and Sarasota International Risk and Insurance Services, Inc., as amended by a Loan
                                       Agreement, dated January 3, 1995, by and among NationsBank of Florida, N.A., William D.
                                       Griffin and Five Points Properties, Inc.** (Incorporated herein by reference to Exhibit
                                       10.12 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                       File Number 33-99760)


            EXHIBIT #                DESCRIPTION
            ----------               -----------

           10.13                  -$2,500,000 Loan Assumption Agreement, dated April 29, 1994, by and among Five Point
                                      Properties, Inc., as borrower, William D. Griffin, as guarantor, and RISCORP Management
                                      Services, Inc., as lender.** (Incorporated herein by reference to Exhibit 10.13 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number
                                      33-99760)
           10.14                  -$2,400,000 Promissory Note, dated November 9, 1994, executed and delivered by RISCORP
                                      Acquisitions, Inc. and Self Insurors Service Bureau, Inc. to W. Gerald Fiser, as modified by the Settlement Agreement, dated May 1, 1995, by and among W. Gerald Fiser, Self
                                      Insurors Service Bureau, Inc., RISCORP Acquisitions, Inc., and RISCORP Group Holdings, L.P.;
                                      Stock Purchase Agreement, dated as of November 4, 1994, by and between RISCORP Acquisitions,
                                      Inc., Self Insurors Service Bureau, Inc. and W. Gerald Fiser, Stock Pledge Agreement, dated as of November 9, 1994, by and between RISCORP Acquisitions, Inc., and W. Gerald Fiser,
                                      Security Agreement, dated as of November 9, 1994, by and between Self Insurors, Service
                                      Bureau, Inc. and W. Gerald Fiser, Guarantee Agreement, dated as of November 9, 1994, by and between RISCORP Group Holdings, L.P., and W. Gerald Fiser, Security Coordinating Agreement,
                                      dated November 9, 1994 by and among, W. Gerald Fiser, RISCORP Acquisitions, Inc., RISCORP
                                      Group Holdings, L.P., and Self Insurors Service Bureau, Inc.** (Incorporated herein by reference to Exhibit 10.14 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                                      1996, Commissions File Number 33-99760)
           10.15                  -Form of Agency Agreement by and between the independent insurance agents and the Company's workers' compensation insurance subsidiaries.** (Incorporated herein by reference to
                                      Exhibit 10.15 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
           10.16                  -Florida Workers' Compensation Managed Care Agreement, dated July 30, 1995, by and among
                                      RISCORP Insurance Company, Inc., RISCORP Management Services, Inc., Sarasota International
                                      Risk and Insurance Services, Inc., and Humana Medical Plan, Inc.** (Incorporated herein by reference to Exhibit 10.16 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                                      1996, Commissions File Number 33-99760)
           10.17                  -Florida Workers' Compensation Managed Care Agreement, dated July 30, 1995, by and among
                                      RISCORP Property and Casualty Insurance Company, Inc., RISCORP Management Services, Inc.,
                                      Sarasota International Risk and Insurance Services, Inc., and Humana Medical Plan, Inc.**
                                      (Incorporated herein by reference to Exhibit 10.17 to RISCORP's Amendment No. 4 to Form
                                      S-1, as of February 28, 1996, Commissions File Number 33-99760)
           10.18                  -Florida Workers' Compensation Managed Care Agreement, dated January 1, 1995, by and among
                                      RISCORP Insurance Company, Inc., RISCORP Property and Casualty Insurance Company, Inc. and
                                      RISCORP Health Plans, Inc.** (Incorporated herein by reference to Exhibit 10.18 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
           10.19                  -Aircraft Lease, dated February 12, 1993, by and between RISCORP Management Services, Inc. and
                                      CMI Aviation Services.** (Incorporated herein by reference to Exhibit 10.19 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
           10.20                  -Aircraft Lease, dated December 24, 1994, by and between RISCORP Management Services, Inc. and
                                      CMI Aviation Services.** (Incorporated herein by reference to Exhibit 10.20 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)


            EXHIBIT #                DESCRIPTION
            ----------               -----------
            10.21                 -Split Dollar Agreement, dated as of June 1, 1995, by and among RISCORP Management Services,
                                      Inc., William D. Griffin, and L. Scott Merritt, as trustee, for payment of premiums for split-dollar life insurance.** (Incorporated herein by reference to Exhibit 10.21 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)
            10.22                 -Split Dollar Agreement, dated as of July 1, 1994, by and among RISCORP Management Services,
                                      Inc., William D. Griffin, and L. Scott Merritt, as trustee for payment of premiums for split-dollar life insurance.'* (Incorporated herein by reference to Exhibit 10.22 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)
            10.23                 -Pooling Agreement, dated as of January 1, 1995, by and between RISCORP Insurance Company, Inc.
                                      and RISCORP Property and Casualty Insurance Company, Inc.** (Incorporated herein by reference to Exhibit 10.23 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.24                 -Workers' Compensation Quota Share Re-Insurance Agreement, dated as of December 27, 1994, by and among American Re-Insurance Company, RISCORP Insurance Company, Inc., and RISCORP
                                      Property and Casualty Insurance Company, Inc.+ (Incorporated herein by reference to Exhibit
                                      10.24 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)
            10.25                 -Workers' Compensation Excess of Loss Reinsurance Agreement, dated January 1, 1995, by and among
                                      RISCORP Insurance Company, Inc., RISCORP Property and Casualty Insurance Company, Inc.,
                                      Signet Star Reinsurance Company, Republic Western Insurance Company, and TIG Reinsurance
                                      Company, as reinsurers.+** (Incorporated herein by reference to Exhibit 10.25 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.26                 -Workers' Compensation Excess of Loss Reinsurance Agreement, dated September 29, 1995, by and among RISCORP Insurance Company, Inc., RISCORP Property and Casualty Insurance Company,
                                      Inc., and Continental Casualty Company, as reinsurers** (Incorporated herein by reference to
                                      Exhibit 10.26 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                      File Number 33-99760)
            10.27                 -Aggregate Net Excess of Loss Reinsurance Agreement, dated December 6, 1993, by and between
                                      Governmental Risk Insurance Trust and RISCORP Property and Casualty Insurance Company, Inc.,
                                      as reinsurers** (Incorporated herein by reference to Exhibit 10.27 to RISCORP's Amendment
                                      No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.28                 -Aggregate Excess of Loss Reinsurance Agreement, effective as of October 1, 1993, by and between
                                      RISCORP Property and Casualty Insurance Company, Inc. and Centre Reinsurance Company of New
                                      York, as reinsurers** (Incorporated herein by reference to Exhibit 10.28 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.29                 -RISCORP, Inc. Stock Option Plan.** (Incorporated herein by reference to Exhibit 10.29 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)


            EXHIBIT #                DESCRIPTION
            ----------               -----------
            10.30                 -Form of RISCORP, Inc. Stock Option Agreement.** (Incorporated herein by reference to
                                      Exhibit 10.30 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.31                 -Employment and Severance Agreement, dated as of January 1, 1995, by and between RISCORP
                                      Management Services, Inc. and William D. Griffin.** (Incorporated herein by reference to
                                      Exhibit 10.31 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                      File Number 33-99760)
            10.32                 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services,
                                      Inc. and James A- Malone.** (Incorporated herein by reference to Exhibit 10.32 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.33                 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services,
                                      Inc. and Edward Hammel.** (Incorporated herein by reference to Exhibit 10.33 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.34                 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services,
                                      Inc. and Thomas Hall.** (Incorporated herein by reference to Exhibit 10.34 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.35                 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services,
                                      Inc. and Fred Hunt.** (Incorporated herein by reference to Exhibit 10.35 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.36                 -Agreement, dated September 16, 1993, by and between RISCORP Insurance Company, Inc. and the
                                      Florida Chamber of Commerce, Inc.** (Incorporated herein by reference to Exhibit 10.36 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)
            10.37                 -$5,000,000 Letter of Credit issued by NationsBank, N.A. in favor of Florida Chamber of
                                     Commerce, Inc., currently outstanding in the amount of $3,000,000.** (Incorporated herein by reference to Exhibit 10.37 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                     Commissions File Number 33-99760)
            10.38                 -Service Company Agreement, dated July 1, 1995, by and between Governmental Risk Insurance Trust and RISCORP Insurance Services. Inc.** (Incorporated herein by reference to Exhibit 10.38 to
                                     RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                     Number 33-99760)
            10.39                 -Service Agent Contract of National Alliance for Risk Management Group Self Insurers' Fund,
                                     dated as of September 15, 1993, by and between the Trustees of National Alliance for Risk Management Group Self Insurers' Fund and RISCORP of North Carolina, Inc.**
                                     (Incorporated herein by reference to Exhibit 10.39 to RISCORP's Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File Number 33-99760)
            10.40                 -Maintenance Service Agreement, dated May 1, 1995, by and between Custodial Engineers, Inc. and
                                     RISCORP Property and Casualty Insurance Company, Inc.** (Incorporated herein by reference to
                                     Exhibit 10.40 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                     File Number 33-99760)



            EXHIBIT #                DESCRIPTION
            ----------               -----------
            10.41                 -Custodial Service Agreement, dated May 1, 1995, by and between Custodial Engineers, Inc. and
                                     RISCORP Property and Casualty Insurance Company, Inc. **(Incorporated herein by reference to
                                     Exhibit 10.41 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                     File Number 33-99760)
            10.42                 -Parking Lease Agreement, dated February 15, 1994, by and between RISCORP Management Services,
                                     Inc. and William D. Griffin.** (Incorporated herein by reference to Exhibit 10.42 to
                                     RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                     Number 33-99760)
            10.43                 -Lease Nos. GFS 1 186, GFS 1 187, GFS 1 188, Form of GFS 1 189, GFS 1 190, and GFS 1 191, each dated November 1, 1995, by and between Gryphus Financial Services, Inc. and the Company.**
                                     (Incorporated herein by reference to Exhibit 10.43 to RISCORP's Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File Number 33-99760)
            10.44                 -Management Agreement of Millennium Health Services, Limited, dated as of November 1, 1994, by and between RISCORP Management Services, Inc. and Millennium Health Services, Limited.**
                                     (Incorporated herein by reference to Exhibit 10.44 to RISCORP's Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File Number 33-99760)
            10.45                 -Management Subcontract for Millennium Health Services, Limited, dated as of November 1, 1994, by and between Millennium Health Services, Limited and RISCORP Management Services, Inc.**
                                     (Incorporated herein by reference to Exhibit 10.45 to RISCORP's Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File Number 33-99760)
            10.46                 -Management Agreement of Millennium Health Services of Sarasota, Limited, dated as of November 1,
                                     1994, by and between Millennium Health Services, Limited and Millennium Health Services of
                                     Sarasota, Limited.** (Incorporated herein by reference to Exhibit 10.46 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.47                -Financial Advisor/Manager Contract, dated September 13, 1993, between Florida Interstate
                                     Insurance Co. and Merritt & Company.** (Incorporated herein by reference to Exhibit 10.47 to
                                     RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                     Number 33-99760)
            10.48                -Form of Stock Redemption Agreement relating to the acquisition of the stock of CompSource, Inc.
                                     and Insura, Inc.** (Incorporated herein by reference to Exhibit 10.48 to RISCORP's Amendment
                                     No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.49                -Form of Aircraft and Related Services Agreement between RISCORP Management Services, Inc. and
                                     GRYPHUS Development Group dated January 1, 1996.** (Incorporated herein by reference to
                                     Exhibit 10.49 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                     File Number 33-99760)
            10.50                -Form of Restated and Amended Administrative Services Agreement between RISCORP Management
                                     Services, Inc., and RISCORP Health Plans, Inc. dated January 1, 1996.** (Incorporated herein by reference to Exhibit 10.50 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                                     1996, Commissions File Number 33-99760)


            EXHIBIT #                DESCRIPTION
            ----------               -----------
            10.51                 -Form of Memorandum of Understanding (concerning RHP's health insurance administrative services) between RISCORP Health Plans, Inc. and RISCORP Management Services, Inc.' dated
                                      January 1, 1996.** (Incorporated herein by reference to Exhibit 10.51 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.52                -Form of RISCORP Controlled Affiliate License Agreement between RISCORP, Inc. and RISCORP
                                      Management Services, Inc. (as licenser) and RISCORP Health Plans, Inc. (as licensee).
                                      (Incorporated herein by reference to Exhibit 10.52 to RISCORP's Amendment No. 4 to Form S-1,
                                      as of February 28, 1996, Commissions File Number 33-99760)
            10.53                -Form of Amendment to Florida's Worker's Compensation Managed Care Agreement among RISCORP
                                      Property & Casualty Company, RISCORP Insurance Company and RISCORP Health Plans, Inc. dated
                                      January 1, 1996.** (Incorporated herein by reference to Exhibit 10.53 to RISCORP's Amendment
                                      No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.54                -Form of Acknowledgment of Provider Rights Ownership and Cost Allocation Agreement among RISCORP
                                      Management Services, Inc., RISCORP Managed Care Solutions, Inc. and RISCORP Health Plans,
                                      Inc. dated January 1, 1996.1* (Incorporated herein by reference to Exhibit 10.54 to
                                      RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File
                                      Number 33-99760)
            10.55                -Form of Provider Network Access Agreement among RISCORP Management Services, Inc., RISCORP
                                      Health Plans, Inc. and Comprehensive Care Systems, Inc.** (Incorporated herein by reference to Exhibit 10.55 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.56                -Form of Memorandum of Understanding between RISCORP Health Plans, Inc. and RISCORP Insurance
                                      Company.** (Incorporated herein by reference to Exhibit 10.56 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.57                -Form of Registration Rights Agreement dated as of February 1, 1996, by and among RISCORP, Inc.,
                                      RISCORP Management Services, Inc. and William D. Griffin.** (Incorporated herein by reference to Exhibit 10.57 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                                      1996, Commissions File Number 33-99760)
            10.58                -Third Amendment to Credit Agreement, dated as of November 30, 1995, by and between RISCORP
                                      Group Holdings, Inc. and First Union National Bank of North Carolina.** (Incorporated herein by reference to Exhibit 10.58 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                                      1996, Commissions File Number 33-99760)
            10.59                -Consent Agreement and Fourth Amendment to Credit Agreement, dated as of January 2, 1996, by and between RISCORP Group Holdings, Inc. and First Union of North Carolina.** (Incorporated
                                      herein by reference to Exhibit 10.59 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File Number 33-99760)

            EXHIBIT #                DESCRIPTION
            ----------               -----------

            10.60                -Form of Bilateral Administrative Services Costs Sharing Agreement by and between RISCORP
                                      Management Services, Inc. and RISCORP Health Plans, Inc.** (Incorporated herein by reference to Exhibit 10.60 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.61                -Agreement of Purchase and Sale of Stock, dated as of December 15, 1995, by and among
                                      CompSource Acquisition, Inc., James K. Secunda, Bruce A. Flachs, the James K. and Debra W.
                                      Secunda Charitable Remainder Unitrust Number One, the James K. and Debra W. Secunda
                                      Charitable Remainder Unitrust Number Two and the Bruce Flachs Charitable Remainder Unitrust
                                      (more commonly referred to as the CompSource stock purchase agreement).** (Incorporated herein by reference to Exhibit 10.61 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File Number 33-99760)
            10.62                -Agreement of Purchase and Sale of Stock, dated as of January 10, 1996, by and among Atlas
                                      Insurance Company, RISCORP of Florida, Inc., Atlas Financial Corporation and Haas
                                      Wilkerson-Wohlberg, Inc.** (Incorporated herein by reference to Exhibit 10.62 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                      File Number 33-99760)
            10.63                -Form of First Amendment to Bilateral Administrative Services Costs Sharing Agreement by and
                                      between RISCORP Management Services, Inc. and RISCORP Health Plans, Inc.** (Incorporated
                                      herein by reference to Exhibit 10.63 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File Number 33-99760)
            10.64                -Amendment to Agreement of Purchase and Sale of Stock, dated as of December 15, 1995, by and among CompSource Acquisition, Inc., James K. Secunda, Bruce A. Flachs, the James K. and
                                      Debra W. Secunda Charitable Remainder Unitrust Number One, the James K. and Debra W.
                                      Secunda Charitable Remainder Unitrust Number Two and the Bruce Flachs Charitable Remainder
                                      Unitrust (more commonly referred to as the CompSource stock purchase agreement).
                                      (Incorporated herein by reference to Exhibit 10.64 to RISCORP's Amendment No. 4 to Form S-1,
                                      as of February 28, 1996, Commissions File Number 33-99760)
            10.65                 -Employment Agreement with James A. Malone dated March 25, 1997.
            10.66                 -Employment Agreement with Thomas S. Hall dated January 6, 1997.
            10.67                 -Employment Agreement with Steven J. Berling dated January 6, 1997.
            10.68                 -Employment Agreement with Fred A. Hunt, dated January 6, 1997.
            10.69                 -Credit Agreement among the Company and Nationsbank N.A. (South) dated October 15, 1996
            10.70                 -Reinsurance Agreement between RISCORP National Insurance Company and G.J. Sullivan Co.
                                      Reinsurance dated February 4, 1997.
            10.71                 -Underwriting Management Agreement dated September 1, 1996 between RISCORP Management Services and Virginia Survey Company, Inc.
            10.72                 -Loss Portfolio Transfer Agreement between RISCORP National Insurance Company and Occupational
                                      Safety Association of Alabama Workmen's Compensation Fund.
            10.73                 -Agreement and Plan of Merger by and among RISCORP, Inc., RISCORP-IAA, Inc., Independent
                                      Association Administrators Incorporated, and The Stockholders of Independent Association
                                      Administrators Incorporated
            10.74                 -Policy and Loss Portfolio Transfer Assumption Reinsurance Agreement between RISCORP National
                                      Insurance Company and National Alliance for Risk Management Group Self-Insurance Fund
            10.75                 -Stock Purchase Agreement by and Between RISCORP, Inc. and Thomas Albrecht, Peter Norman and Hugh
                                      D. Langdale, Jr.
            10.76                 -Workers Compensation Quota Share Retrocessional Treaty Agreement with Chartwell Reinsurance
                                      Company.
            10.77                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Mercantile Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            10.78                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Services' Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            10.79                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Manufacturers Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            21.1                  -List of Subsidiaries of the Registrant. ** (Incorporated herein by reference to Exhibit 21.1 to
                                      Riscorp's Amendment No. 4 to Form S-1, as of February 28, 1996 Commission File Number
                                      33-99760)
            27                    -Financial Data Schedule (for SEC use only).
            28.1                  -Information from Reports Furnished to State Insurance Regulatory Authorities.** (Incorporated
                                      herein by reference to Exhibit 28.1 1.1 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commission File Number 33-99760)


 ** Previously filed.
  + Confidential treatment granted pursuant to Rule 406 of the Securities
    Act of 1933.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 9th day of May, 1997.

                                        RISCORP, INC.

                                        By:      /s/  William D. Griffin
                                           -----------------------------------
                                                  William D. Griffin
                                                  Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                          TITLE                            DATE
--------                           -----                            ----

/s/William D. Griffin      Chairman of the Board, Chief         May 9, 1997
-------------------------  Executive Officer and Director
William D. Griffin         (principal executive officer)


/s/James A. Malone         President, Chief Operating Officer   May 9, 1997
-------------------------  and Director
James A. Malone


/s/Richard A. Halloy       Senior Vice President,               May 9, 1997
-------------------------  and Director
Richard A. Halloy


/s/L. Scott Merritt        Senior Vice President, Chief         May 9, 1997
-------------------------  Investment Officer and Treasurer
 L. Scott Merritt


/s/Ramin Taraz             Senior Vice President, Finance       May 9, 1997
-------------------------  and Principal Accounting Officer
Ramin Taraz                (principal accounting officer)


/s/Richard B. Franz, II    Senior Vice President, and           May 9, 1997
-------------------------  Chief Financial Officer
Richard B. Franz, II       (principal financial officer)



/s/Seddon Goode            Director                             May 9, 1997
-------------------------
Seddon Goode


/s/George E. Greene III    Director                             May 9, 1997
-------------------------
George E. Greene III


/s/Walter L. Revell        Director and Vice Chairman           May 9, 1997
-------------------------
Walter L. Revell