Form 10-K/A
period 1997-03-31
RISCORP INC
filed 1997-05-19
CIK 1003957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-K/A


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

                        Yes                 No   X
                           -----               -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of May 6, 1997, was $37,368,452.

The number of shares of the registrant's common stock issued and outstanding as of May 6, 1997 was 36,077,778, consisting of 11,743,335 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference: None

                                 RISCORP, INC.

                           ANNUAL REPORT ON FORM 10-K/A

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

Introductory Note: This Form 10-K/A has been filed to correct the filing of the Form 10-K filed on May 13, 1997, which due to a transmission error included Exhibits 11 and 27. These Exhibits should not have been filed and the information contained therein should not be relied upon. This Form 10-K/A does not contain the financial related information, including financial statements, constituting Items 6, 7, 8, 9, and 14(a) 1 and 2 of Form 10-K. RISCORP, Inc. intends to file these Items as soon as possible.


                                     PART I

ITEM 1.      BUSINESS

FORWARD-LOOKING STATEMENTS


     This Annual Report on Form 10-K/A contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation. Additional written or oral forward-looking statements may be made by Riscorp, Inc. (the "Company") from time to time, in the filings with Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.


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


        The Company's Board of Directors has a Compensation Committee, an Audit Committee, an Investment Committee, and a Stock Option Committee. The Compensation Committee consists of Messrs. Goode, Greene and Revell. The Compensation Committee recommends to the Board both base salary levels and bonuses and reviews the compensation levels of all executive officers of the Company, except for the CEO, whose employment contract was negotiated prior to the Company's initial public offering. See "Board Compensation Committee Report on Executive Compensation." The Compensation Committee also reviews and makes recommendations with respect to the Company's existing and proposed compensation plans. The Compensation Committee met two times during 1996.


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

SUMMARY COMPENSATION TABLE


                                               Annual Compensation
                                       ------------------------------------
                                                                    Other    Securities
Name                                                               Annual      Under-    All Other
and                                                                Compen-     lying      Compen-
Principal                                                          sation     Options      sation
Position                         Year  Salary($)(1)  Bonus($)(2)     ($)        (#)        ($)(3)
--------------------------------------------------------------------------------------------------
William D. Griffin               1996       751,416      907,241  18,907(2)        -     17,547(5)
 Chairman and Chief              1995       720,000    5,609,583  46,571(3)        -     13,685(5)
 Executive Officer               1994       720,000    4,173,304  53,838(4)        -     16,567(5)

James A. Malone                  1996       327,500            0       0              0  35,098(6)
 President and Chief Operating   1995       300,000      255,904       0        150,770  33,876(6)
 Officer                         1994       245,000      317,149       0        929,550  33,906(6)

Thomas S. Hall                   1996       223,750       44,750       0         20,000  33,291(7)
 Senior Vice President-          1995       205,000       20,695       0         73,303  34,652(7)
 Business Development            1994       153,500      278,966       0        132,991  34,000(7)

Fred A. Hunt                     1996       200,000       20,000       0         20,000  12,573(8)
 Senior Vice President-Risk      1995       163,165       93,615       0         73,153   4,543(9)
 Insurance Solutions             1994       101,935       54,290       0        132,991  35,000(10)

Steven J. Berling                1996       208,333       52,083       0         20,000   3,831(11)
 Senior Vice President-          1995       190,306       34,594       0         72,632     734(12)
 Managed Care Services           1994        54,808        7,811       0         55,381       0

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

            10.60                -Form of Bilateral Administrative Services Costs Sharing Agreement by and between RISCORP
                                      Management Services, Inc. and RISCORP Health Plans, Inc.** (Incorporated herein by reference to Exhibit 10.60 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.61                -Agreement of Purchase and Sale of Stock, dated as of December 15, 1995, by and among
                                      CompSource Acquisition, Inc., James K. Secunda, Bruce A. Flachs, the James K. and Debra W.
                                      Secunda Charitable Remainder Unitrust Number One, the James K. and Debra W. Secunda
                                      Charitable Remainder Unitrust Number Two and the Bruce Flachs Charitable Remainder Unitrust
                                      (more commonly referred to as the CompSource stock purchase agreement).** (Incorporated herein by reference to Exhibit 10.61 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File Number 33-99760)
            10.62                -Agreement of Purchase and Sale of Stock, dated as of January 10, 1996, by and among Atlas
                                      Insurance Company, RISCORP of Florida, Inc., Atlas Financial Corporation and Haas
                                      Wilkerson-Wohlberg, Inc.** (Incorporated herein by reference to Exhibit 10.62 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions
                                      File Number 33-99760)
            10.63                -Form of First Amendment to Bilateral Administrative Services Costs Sharing Agreement by and
                                      between RISCORP Management Services, Inc. and RISCORP Health Plans, Inc.** (Incorporated
                                      herein by reference to Exhibit 10.63 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File Number 33-99760)
            10.64                -Amendment to Agreement of Purchase and Sale of Stock, dated as of December 15, 1995, by and among CompSource Acquisition, Inc., James K. Secunda, Bruce A. Flachs, the James K. and
                                      Debra W. Secunda Charitable Remainder Unitrust Number One, the James K. and Debra W.
                                      Secunda Charitable Remainder Unitrust Number Two and the Bruce Flachs Charitable Remainder
                                      Unitrust (more commonly referred to as the CompSource stock purchase agreement).
                                      (Incorporated herein by reference to Exhibit 10.64 to RISCORP's Amendment No. 4 to Form S-1,
                                      as of February 28, 1996, Commissions File Number 33-99760)
            10.65                 -Employment Agreement with James A. Malone dated March 25, 1997.
            10.66                 -Employment Agreement with Thomas S. Hall dated January 6, 1997.
            10.67                 -Employment Agreement with Steven J. Berling dated January 6, 1997.
            10.68                 -Employment Agreement with Fred A. Hunt, dated January 6, 1997.
            10.69                 -Credit Agreement among the Company and Nationsbank N.A. (South) dated October 15, 1996
            10.70                 -Reinsurance Agreement between RISCORP National Insurance Company and G.J. Sullivan Co.
                                      Reinsurance dated February 4, 1997.
            10.71                 -Underwriting Management Agreement dated September 1, 1996 between RISCORP Management Services and Virginia Survey Company, Inc.
            10.72                 -Loss Portfolio Transfer Agreement between RISCORP National Insurance Company and Occupational
                                      Safety Association of Alabama Workmen's Compensation Fund.
            10.73                 -Agreement and Plan of Merger by and among RISCORP, Inc., RISCORP-IAA, Inc., Independent
                                      Association Administrators Incorporated, and The Stockholders of Independent Association
                                      Administrators Incorporated
            10.74                 -Policy and Loss Portfolio Transfer Assumption Reinsurance Agreement between RISCORP National
                                      Insurance Company and National Alliance for Risk Management Group Self-Insurance Fund
            10.75                 -Stock Purchase Agreement by and Between RISCORP, Inc. and Thomas Albrecht, Peter Norman and Hugh
                                      D. Langdale, Jr.
            10.76                 -Workers Compensation Quota Share Retrocessional Treaty Agreement with Chartwell Reinsurance
                                      Company.
            10.77                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Mercantile Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            10.78                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Services' Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            10.79                 -Loss Portfolio Transfer Assumption Reinsurance Agreement between NARM Manufacturers Group Self
                                      Insurance Association of Virginia and RISCORP National Insurance Company.
            11                    -Statement Re Computation of Per Share Earnings *
            21.1                  -List of Subsidiaries of the Registrant. ** (Incorporated herein by reference to Exhibit 21.1 to
                                      Riscorp's Amendment No. 4 to Form S-1, as of February 28, 1996 Commission File Number
                                      33-99760)
            27                    -Financial Data Schedule (for SEC use only). *
            28.1                  -Information from Reports Furnished to State Insurance Regulatory Authorities.** (Incorporated
                                      herein by reference to Exhibit 28.1 1.1 to RISCORP's Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commission File Number 33-99760)



  * Filed herewith and to be filed by Amendment

 ** Previously filed.
  + Confidential treatment granted pursuant to Rule 406 of the Securities
    Act of 1933.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 16th day of May, 1997.


                                        RISCORP, INC.

                                        By:      /s/  William D. Griffin
                                           -----------------------------------
                                                  William D. Griffin
                                                  Chief Executive Officer


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K/A REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                          TITLE                            DATE
--------                           -----                            ----


/s/William D. Griffin      Chairman of the Board, Chief         May 16, 1997
-------------------------  Executive Officer and Director
William D. Griffin         (principal executive officer)




/s/James A. Malone         President, Chief Operating Officer   May 16, 1997
-------------------------  and Director
James A. Malone




/s/Richard A. Halloy       Senior Vice President,               May 16, 1997
-------------------------  and Director
Richard A. Halloy




/s/L. Scott Merritt        Senior Vice President, Chief         May 16, 1997
-------------------------  Investment Officer and Treasurer
 L. Scott Merritt




/s/Ramin Taraz             Senior Vice President, Finance       May 16, 1997
-------------------------  and Principal Accounting Officer
Ramin Taraz                (principal accounting officer)




/s/Richard B. Franz, II    Senior Vice President, and           May 16, 1997
-------------------------  Chief Financial Officer
Richard B. Franz, II       (principal financial officer)





/s/Seddon Goode            Director                             May 16, 1997
-------------------------
Seddon Goode




/s/George E. Greene III    Director                             May 16, 1997
-------------------------
George E. Greene III




/s/Walter L. Revell        Director and Vice Chairman           May 16, 1997
-------------------------
Walter L. Revell