Form 10-K/A
period 1996-12-31
RISCORP INC
filed 1997-10-23
CIK 1003957

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

                  Commission File Number 0-27462

                                  RISCORP, Inc.
             (Exact name of registrant as specified in its charter)

             Florida                                                65-0335150
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
        incorporation or organization)

         1390 Main Street, Sarasota, Florida                 34236-5642
         -----------------------------------                 ------------
        (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (941) 906-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
         Title of Each Class                                on which Registered

              None                                                 None
        -----------------------                             ----------------
       Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant as of September 30, 1997 was $12,322,123.

The number of shares of the registrant's Common Stock issued and outstanding as of September 30, 1997 was 36,077,778 consisting of 11,743,335 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, Inc.
                          Annual Report on Form 10-K/A
                      for the year ended December 31, 1996

                                Table of Contents


                            Description                                   Page



                                     PART I

Item 1.                    Business                                          1

Item 2.                    Properties                                       19

Item 3.                    Legal Proceedings                                19

Item 4.                    Submission of Matters to a Vote
                           of Security Holders                              20

                                     PART II

Item 5.                    Market for Registrant's Common
                           Equity and Related Stockholder Matters           21

Item 6.                    Selected Financial Data                          22

Item 7.                    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                    23

Item 8.                    Financial Statements and Supplementary Data      31

Item 9.                    Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                             31

                                    PART III

Item 10.                   Directors and Executive Officers
                           of the Registrant                                32

Item 11.                   Executive Compensation                           36

Item 12.                   Security Ownership of Certain
                           Beneficial Owners and Management                 40

Item 13.                   Certain Relationships and Related Transactions   42

                                     PART IV

Item 14.                   Exhibits, Financial Statement
                           Schedules and Reports on Form 8-K                47

                           Signatures                                       58

                                     PART I

Item 1.        Business

Forward-Looking Statements

         This Annual Report on Form 10-K/A contains forward-looking statements, particularly with respect to Legal Proceedings and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. and its subsidiaries (collectively, the "Company") from time to time, in the filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to maintain licensing with regulatory agencies; the consummation of the Company's pending asset sale to Zenith Insurance Company ("Zenith"); the actual outcome of pending litigation or potential investigations; the impact on the Company of current and future federal and state regulation of workers' compensation or health care reform legislation, including changes in the availability of recoveries from the Florida Special Disability Trust Fund (the "SDTF"); changes in the mandated accounting treatment of SDTF recoverables; the failure of the SDTF to pay the Company's reimbursement requests; discontinuation of the SDTF; the Company's limited operating history and direct loss and claims experience; an unfavorable rating from A.M. Best Company, Inc. ("A.M. Best") and the impact of such a rating; the Company's need for additional capital to meet state regulatory requirements and for other purposes, and the ability of the Company to generate sufficient capital in a timely fashion; the possible negative impact on the Company of the termination of quota share or excess of loss reinsurance agreements, or the failure of such reinsurers to meet their obligations under such agreements; the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the Company if Florida were to permit competition based on price in workers' compensation insurance; general economic conditions in Florida, North Carolina and Alabama in particular, or the United States in general; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products; and other factors mentioned elsewhere in this report.

Overview

        The Company offers managed care workers' compensation insurance and services designed to lower the overall costs of work-related claims, while providing quality, cost-effective care to injured employees. As of December 31, 1996, the Company provided workers' compensation insurance and services to approximately 39,000 policyholders, principally in Florida and the southeastern United States. As of July 1, 1997, there were approximately 33,000 policyholders and the Company expects the number of policyholders to decline during the remainder of the year.

          The Company was unable to file its 1996 financial statements in a timely manner. See "Recent Developments - Delisting by NASDAQ."

Recent Developments

Restructuring

          On May 20, 1997, the Company named Frederick M. Dawson as Chief Executive Officer of the Company. Mr. Dawson replaced William D. Griffin who took an unpaid leave of absence and remained as a non-salaried, non-executive Chairman of the Board of Directors. Concurrently, Mr. Dawson was also named to the Board of Directors of the Company, and all employee directors other than Mr. Griffin resigned from the Board of Directors. On September 18, 1997, Mr. Griffin resigned from the Board of Directors of the Company and from all other positions with the Company.

         In June 1997, the Company announced a workforce reduction and a restructuring of the Company's management team, field offices and products. The reduction in force resulted in the termination of 128 employees of the Company. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997.

Asset Purchase Agreement With Zenith

        In June 1997, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Zenith, a subsidiary of Zenith National Insurance Corp. Under the terms of the Purchase Agreement, Zenith will purchase all of the assets of the Company relating to its workers' compensation business, including the Company's existing inforce business, as well as the right to all new and renewal policies. After the transaction closes, the Company will no longer engage in the workers' compensation or managed care businesses. In connection with the transaction, Zenith will assume certain liabilities related to the Company's insurance business, including $15 million in indebtedness of the Company owed to American Re-Insurance Company ("AmRe"). The purchase price, which will be paid in cash, will be the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith on the closing date, subject to a minimum purchase price of $35 million.

        The closing of the purchase is contingent upon review and approval by appropriate state and federal regulatory agencies, and approval by the majority of each of the Class A Common and Class B Common shareholders of the Company.

        Effective June 18, 1997, Zenith entered into an interim reinsurance agreement and cut-through endorsement with the Company. Under the terms of the reinsurance agreement, Zenith reinsured all the Company's in force business as of June 18, 1997, and all new or renewed business written on or after June 18, 1997 in the event the Company is declared insolvent under applicable insurance law pursuant to court order. The Company has assigned to Zenith its right to receive certain payments from other reinsurers with respect to the business Zenith has reinsured. In addition, the Company has established trust accounts of approximately $50 million as security to reimburse Zenith for any amounts paid under the reinsurance agreement.

Delisting by NASDAQ

         In July 1997, the Company's common stock was delisted from the NASDAQ National Market due to the Company's failure to comply with the filing requirements of the Exchange Act.

AmRe Loan Agreement

     The Company and AmRe are parties to a senior subordinated note agreement in the principal amount of $15.0 million due 2002 (the "AmRe loan agreement"). The AmRe loan agreement requires that the Company shall prepay the outstanding principal balance of the notes, together with interest accrued thereon, on or before the tenth business day following the occurrence of a Change of Control or a Material Adverse Event. The resignation of William D. Griffin, effective on September 18, 1997, as Chairman of RISCORP, Inc. is a Material Adverse Event as defined in the AmRe loan agreement. On October 10, 1997, the Company received a waiver from AmRe of the requirement to prepay these notes, as well as certain events of default subject to the receipt of the Company's financial reports. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial reports and to file Form 10-Q with the Securities and Exchange Commission for the first and second quarters of 1997. This waiver from AmRe regarding the Company's failure to provide its financial reports and Form 10-Q's in a timely manner for the first and second quarter of 1997 expires on December 31, 1997. In the event the Company is unable to provide its financial reports and Form 10-Q's, including its third quarter financial reports and Form 10-Q, to Am Re when required under the note agreement or the waiver, additional debt covenant violations would occur. If such debt covenant violations did occur and the Company was unable to obtain an additional waiver of such violations from AmRe, such violations could result in AmRe accelerating the note which, in turn, could create a liquidity shortage for the Company.

Legal Developments

        See "Legal Proceedings."

A.M. Best Initial Rating

        See "Business - A.M. Best Ratings of Insurance Subsidiaries."



The Company's Operating Philosophy

        The Company stresses an integrated approach to managed care workers' compensation which involves the employer, employee, and care providers. This approach combines loss prevention to promote safety in the workplace and manage risk; early medical intervention to control costs and manage the appropriateness, timeliness, and quality of care for injured workers; and comprehensive medical care management, including case and utilization management, through a provider network to establish treatment protocols, clinical paths, and outcome measurements.

        The Company's managed care approach begins with the implementation of its First CallSM service, an early intervention system which provides employers with a toll-free, 24-hour hotline to report claims and to seek medical attention for injured employees. This service encourages early reporting of claims and allows the Company to direct injured workers to appropriate medical providers within the Company's contracted network, creating a cost-effective methodology of dealing with claims promptly after they occur. The Company's case managers monitor each case and use the Company's information systems to apply utilization review and quality assurance techniques to achieve appropriate, quality medical treatment at an affordable price.

Industry

        Workers' compensation benefits are mandated and regulated by individual states, and most states require employers to provide medical benefits and wage replacement to individuals injured at work, regardless of fault. Virtually all employers in the United States are required either to purchase workers' compensation insurance from a private insurance carrier, a state-sponsored assigned risk pool, a self-insurance fund (an entity that allows employers to pool their liabilities for obtaining workers' compensation coverage), or, if permitted by their state, to be self-insured. Workers' compensation laws generally require two kinds of benefits for injured employees: (i) medical benefits that include expenses related to diagnosis and treatment of the injury, as well as rehabilitation, if necessary, and (ii) payments that consist of temporary wage replacement or permanent disability payments.

Programs and Products

The Company operates in a single industry segment.

Workers' Compensation Products

        The Company's products and rating plans encompass a variety of options designed to fit the needs of a wide selection of employers. The most basic product is a guaranteed cost contract, where the premium is set in advance and changes are made only when changes occur in policyholder operations or payrolls. The premium for these policies is based on state approved rates, which vary depending upon the type of work performed by each employee and the general business of the insured. The Company also offers several loss sensitive plans (retrospective rating, dividend and large deductible plans) which determine the final premium paid for the current policy period based largely on the insured's losses during that same period. Employers large enough to qualify will have their premiums based on their loss experience as determined over a three-year period. This loss experience is adjusted by the type of business and associated risks. In Florida, policyholders can also qualify for one or more premium credits (5% and 2%) by agreeing to comply with drug-free workplace, and/or safe workplace policies, respectively. Policyholders who wish to assume a certain amount of financial risk may elect a deductible that makes them responsible for the first portion of any claim. In exchange for the deductible election the employer receives a premium reduction.

Workers' Compensation Management Services

        The Company provides fee-based workers' compensation insurance management services to self-insurance funds and governmental risk-sharing pools, performing all the services of an insurance carrier except assumption of the underwriting risk. The Company generally requires that it be given complete managerial control over the fund's or pool's operations, and that it be entitled to share in cost savings it generates in addition to its base fees. During 1996, the Company converted five self-insurance funds to at-risk business and terminated certain contracts with third parties. As of December 31, 1996, the Company provided these services to five entities (representing approximately 2,900 employers) with standard premiums in force under management of approximately $85 million. The largest contracts were with North Carolina Commerce Fund ("NCCF"), Governmental Risk Insurance Trust ("GRIT"), and the Oklahoma Restaurant Group Self Insurance Association. The Company terminated its agreement with the Oklahoma Restaurant Group Self Insurance Association (representing approximately $7 million standard premium) in 1997.

Third Party Administrative Services

        The Company provides integrated administrative and managed care services for self-insured employers. At December 31, 1996, approximately 30 employers were under managed care contracts with the Company. In June 1997, the Company made a strategic decision to exit this line of business which will not have a material adverse effect on the Company's business, financial condition or results of operations.

Workers' Compensation Managed Care Arrangements  ("WCMCAs")

        Effective January 1, 1997, Florida law mandated workers' compensation insurers to provide all medical care through WCMCAs. Under these arrangements, the Company is allowed to direct injured employees to a provider network in which employees must participate or face possible denial of medical cost coverage.

        The Company has developed a provider network which covered the entire state of Florida and included approximately 3,600 and 5,000 physicians and 550 and 700 hospital and ancillary facilities as of December 31, 1996 and June 30, 1997, respectively. The Company believes that its ability to obtain discounted medical fees, manage utilization, and track medical outcomes for providers participating in its network enhances its ability to manage claims.

        The Company also maintained an arrangement with Humana Health Plans, Inc. ("Humana"), whereby certain of the Company's medical claim costs are fixed for the first three years of each claim. The agreement provided the Company with access to Humana's health care provider networks in Florida. The agreement commenced July 30, 1995, was renewed for one year upon its anniversary, and expired in 1997. The Company had a similar arrangement with RISCORP Health Plans, Inc. ("RHP"), an affiliated company, until the arrangement was terminated effective May 1, 1996 whereby injured individuals were covered for three years following any accident occurring within the policy period of any policy entered into during the term of the agreement. To the extent that Humana or RHP is unable to meet its contractual obligations under these arrangements, the Company will be liable for any losses and loss adjustment expenses under these arrangements which could have a material adverse effect on the Company's business, financial condition, or results of operations.

Virginia Surety Underwriting Management Agreement

        In September 1995, the Company entered into an Underwriting Management Agreement ("UMA") for workers' compensation insurance with Virginia Surety Company, Inc. ("Virginia Surety"). The Company acts as an agent for Virginia Surety and is authorized to accept or bind business subject to the amounts and territorial limits stipulated in the agreement. Effective September 1, 1996, the Company renewed the UMA and extended it until December 31, 1997. For the year ended December 31, 1996, the Company reported written premiums of approximately $20 million under this agreement.

Acquisitions and Joint Venture

Acquisition of RISCORP West, Inc.

        In November 1994, the Company acquired Self Insurors Service Bureau, Inc. ("SISB"), a company that provided workers' compensation services to group self insurance funds and self insured employers in nine states, primarily Oklahoma and Louisiana. In January 1996, SISB changed its name to RISCORP West, Inc. ("RWI").


Acquisition of RISCORP Insurance Company

        In January 1995, the Company acquired RISCORP Insurance Company ("RIC"), the successor to Commerce Mutual Insurance Company ("CMIC"), an Assessable Mutual, in a transaction that was accounted for as a purchase. Concurrent with the purchase, RIC converted from an assessable mutual insurance company to a stock insurance company. Prior to the acquisition, the Company managed all operations of RIC for a management fee primarily based on a percentage of premiums and provided the insurer with reinsurance coverage. See "Legal Proceedings."

Acquisition of CompSource

        In March 1996, the Company purchased all of the stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for approximately $12.1 million in cash and 112,582 shares of the Company's Class A Common Stock. CompSource is a workers' compensation management services company offering its services in North Carolina managing a self-insurance fund with approximately $37 million of standard premiums in force at the acquisition date. Pursuant to a redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have the Company repurchase the 112,582 shares at a purchase price of $18.653 per share on March 8, 1997, and the Company repurchased all 112,582 shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement.

Acquisition of Atlas

        In March 1996, the Company completed its acquisition of Atlas Insurance Company ("Atlas") for approximately $5.0 million in cash. Atlas is domiciled in Missouri and has insurance licenses in 19 states. In addition, the acquisition provided the Company with excess and surplus lines licenses in five additional states. Following the acquisition, Atlas was renamed RISCORP National Insurance Company ("RNIC").

Acquisition of NARM

        In June 1996, RNIC acquired the assets and assumed all of the liabilities of the National Alliance for Risk Management Fund ("NARM"), a North Carolina workers' compensation self-insurance fund with approximately $53 million of standard premiums in force at the acquisition date. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement.


Acquisition of OSAA

        In September 1996, RNIC acquired certain assets and assumed all of the claim liabilities of the Occupational Safety Association of Alabama Workers' Compensation Fund ("OSAA"), an Alabama workers' compensation self-insurance fund with approximately $42 million of direct premiums in force at the acquisition date. The acquisition was accomplished by means of a loss portfolio transfer and assumption reinsurance agreement. See "Legal Proceedings."

Acquisition of IAA and Risk Inspection

        In September 1996, the Company acquired all of the stock of Independent Association Administrators, Inc., ("IAA") and Risk Inspection Services and Consulting, Inc., ("Risk Inspection") in Alabama. IAA, a workers' compensation management services company offering its services in Alabama, was acquired with 790,336 shares of Class A Common Stock of the Company (then valued at $10.9 million). Risk Inspection was purchased for approximately $600,000 in cash. Pursuant to the acquisition agreement for IAA, if the former IAA shareholders or their successors own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million as of that date. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. See "Legal Proceedings."

Acquisitions of Virginia Funds

        In October 1996, RNIC acquired all of the assets and assumed all of the liabilities of three Virginia self-insurance funds ("the Virginia Funds") consisting of NARM Manufacturers Group Self Insurance Association of Virginia, NARM Services Group Self Insurance Association of Virginia and NARM Mercantile Group Self Insurance Association of Virginia. At the date of acquisition, the Virginia Funds had approximately $5.9 million of standard premiums in force.
The acquisition were accomplished by means of loss portfolio transfers and assumption reinsurance agreements.

Joint Venture Arrangement with Blue Cross and Blue Shield of Illinois

        In January 1996,  the Company  entered into a joint venture  arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to establish Third Coast Holding Company ("TCHC"). TCHC then formed an Illinois domestic stock insurance company, Third Coast Insurance Company ("Third Coast"), to underwrite and sell managed care workers' compensation insurance in Illinois, and a third-party administrative corporation (the "Administrator") to provide administrative services to Third Coast and third parties.

        Under the terms of the arrangement, HCSC and the Company each own 50% of the outstanding common stock of TCHC. HCSC contributed approximately $10 million to initially capitalize Third Coast. The Company contributed no financial capital to the venture, but contributed a non-exclusive license for the use of its expertise, systems, and intellectual property (which was assigned a value of $10 million) to enable Third Coast to underwrite and sell workers' compensation insurance in Illinois. To maintain sufficient capitalization levels, HCSC agreed to provide additional surplus loans to Third Coast in a maximum aggregate amount of $20 million, if certain other conditions are met. On August 15, 1997 HCSC contributed $10 million to Third Coast in the form of a surplus note.

Sales and Marketing

        The Company's workers' compensation products and services are sold by independent insurance agencies. As of December 31, 1996 and June 30, 1997, the Company had appointed approximately 1,400 agencies in 16 states to sell its products, of which approximately 400 were in Florida. These independent agencies are viewed by the Company as important to its success.

        The Company's top ten agencies accounted for approximately 22% and 15% of the Company's direct premiums earned for the year ended December 31, 1996 and the six months ended June 30, 1997, respectively, with the top independent insurance agency accounting for approximately 6% and 2%, respectively, as of such dates.

        Failure of these independent insurance agencies to market the Company's products and services successfully could have a material adverse effect on the Company's business, financial condition, or results of operations.

Customers

        The Company insured over 39,000 policyholders as of December 31, 1996. As of June 30, 1997, there were approximately 33,000 policyholders. Approximately 83% and 88% of the premiums scheduled to expire in 1996 and 1995, respectively, were renewed by the Company's customers. Through July 1997, approximately 40% of premiums scheduled to expire in the first seven months of 1997 were renewed by the Company's customers and the Company expects this renewal rate to continue for the remainder of 1997.

        The Company generally requests that its agencies target customers who comply with a return-to-work program, maintain a drug-free workplace, are proactive in seeking to minimize injuries in the workplace, and are financially sound or, for certain types of policies, are willing to provide adequate security. The Company does not target any particular industry and believes that its policies are issued to a diversified mix of employers. However, the Company generally does not insure certain employers which it considers to be high risk, including nuclear facilities operators, asbestos removers, and certain other high-risk employers.

Employees

        The Company had approximately 870 full-time employees at December 31, 1996. Of the Company's employees, approximately 690 provided services to the Company's customers and 180 worked in the Company's administrative and financial functions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its employee relations and staffing are satisfactory to meet current operating levels. See "Business Recent Developments
- Restructuring."

Reinsurance

        Through various reinsurance agreements, the Company shares the risks and benefits of the workers' compensation insurance that it writes. The Company has in effect specific excess of loss policies under which it pays its reinsurer a percentage of gross premiums earned and the reinsurer agrees to assume all risks relating to claims over $500,000 on a per occurrence basis (for occurrences prior to January 1, 1996, the retention was $350,000 per occurrence). Continental Casualty Co. currently participates in this excess of loss program. Continental Casualty Co. is rated A (Excellent) by A.M. Best.

        The Company maintains a Quota Share Reinsurance agreement for the workers' compensation insurance it underwrites in Florida with AmRe (the "AmRe Quota Share agreement"), under which the Company cedes to AmRe 50% of the direct workers' compensation premium written and losses incurred in Florida on and after January 1, 1995. AmRe pays a ceding commission to the Company based on the Company's Florida workers' compensation loss ratio, subject to certain adjustments and limits. AmRe is rated A+ (Superior) by A.M. Best.

        In June 1997, the Company entered into an interim reinsurance agreement and cut-through endorsement with Zenith (rated A+ (Superior) by A.M. Best) which provides first-dollar reinsurance coverage for Florida policyholders in the event the Company becomes insolvent and unable to pay claims for all new, renewal and in force policies in effect on or after June 18, 1997. See "Business
- Recent Developments - Asset Purchase Agreement With Zenith."

        Effective October 1, 1996, the Company entered into a Quota Share Reinsurance agreement (the "Chartwell Quota Share Reinsurance agreement") for the workers' compensation insurance it underwrites in RNIC in states other than Florida with three reinsurers: Chartwell Reinsurance Company (rated A by A.M.
Best), Trenwick America Reinsurance Corporation (rated A+ by A.M. Best) and Swiss Reinsurance America Corporation (rated A by A.M. Best). The Chartwell

Quota Share Reinsurance agreement provides for the Company to cede to the reinsurers 65% of its direct workers' compensation premiums written and losses incurred on and after October 1, 1996. The reinsurers pay the Company a ceding commission based on RNIC's loss ratio, subject to certain adjustments and limits. The Chartwell Quota Share Reinsurance Agreement was amended effective January 1, 1997 to reduce the ceded percentage to 60%.

        These Quota Share Reinsurance agreements allow the company to write, within regulatory guidelines, a larger number of policies than it could otherwise. In the event the Quota Share Reinsurance agreements are terminated for any reason, the Company could be required to increase its capital substantially or reduce its level of workers' compensation premiums, unless it is able to establish another Quota Share Reinsurance arrangement. This could result in material adverse consequences to the Company's business and growth prospects. There is no assurance that Quota Share Reinsurance will continue to be available to the Company for its workers' compensation business.

        The Company regularly performs internal reviews of the financial strength of its reinsurers. However, if a reinsurer is unable to meet any of its obligations to the Company under the reinsurance agreements, the Company would be responsible for the payment of all losses and loss adjustment expenses which the Company has ceded to such reinsurer. Any such failure on the part of the Company's reinsurers could have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company's group health and property and casualty insurance business is reinsured with reinsurers rated by A.M. Best as B++ or better. The Company retains a maximum amount of $150,000 per person per year for the group health and $250,000 per occurrence and per risk for the commercial casualty and commercial property. In June 1997, the Company made a strategic decision to exit these lines of business. The Company does not expect this decision will have a material adverse effect on the Company's business, financial condition or results of operation.

A.M. Best Ratings of Insurance Subsidiaries

        The limited operating history, pending litigation and other factors have affected the ability of the Company's insurance subsidiaries to obtain favorable A.M. Best and comparable ratings. A.M. Best ratings are based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entity's officers. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. In assigning ratings, companies may fall within one of three A.M. Best rating groupings: Best's Ratings, Best's Financial Performance Ratings or Not Rated.

        A.M. Best ratings include: Secure, which consists of A++ and A+ (Superior), A and A- (Excellent) and B++ and B+ (Very Good); Vulnerable, which consists of B and B- (Fair), C++ and C+ (Marginal), C and C- (Weak) and D
(Poor); E (Under Regulatory Supervision); F (In Liquidation) and S (Rating Suspended).

        In May 1997, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were assigned a Best's Rating of C (Weak). This rating is under review with negative implications pending resolution of certain substantial uncertainties, including various legal issues, any material Form 10-K disclosures, and potential regulatory actions emanating from the ongoing state examinations. The Company believes this rating may have a material adverse effect on the Company's business, financial condition or results of operations. See "Legal Proceedings" and "Business - Regulation."

        Companies not assigned either Best's Ratings or Best's Financial Performance Ratings opinions are assigned to one of several Not Rated (NR) Categories. The NR category identifies the primary reason a rating opinion was not assigned.

        RNIC (formerly Atlas Insurance Company) had its B+ rating removed and was given an A.M. Best's "Not Rated" classification of NR-2 (Less than Minimum Size and/or Operating Experience) following the Company's purchase of Atlas in March 1996 and the discontinuance of its prior business, which effectively treated RNIC as a start-up operation for rating purposes.

Competition

        The market to provide workers' compensation insurance and services is highly competitive. The Company's competitors include, among others, insurance companies, specialized provider groups, in-house benefits administrators, state insurance pools, and other significant providers of health care and insurance services. A number of the Company's current and potential competitors are significantly larger, have greater financial and operating resources than the Company, and can offer their services nationwide. After a period of absence from the market, traditional national insurance companies have re-entered the Florida workers' compensation insurance market, thereby increasing competition in the Company's principal market segment. In addition, the Company faces significant competition in its newer markets, particularly North Carolina and Alabama. The Company does not offer the full line of insurance products which is offered by some of its competitors, and there can be no assurance that the Company will be able to compete effectively in the future.

Regulation

General

        The Company's business is subject to state-by-state regulation of workers' compensation insurance (which in some instances includes rate regulation and mandatory fee schedules) and workers' compensation insurance management services. These regulations are primarily intended to protect covered employees and policyholders, not the insurance companies nor their shareholders. Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the fifty states and by certain federal laws. In addition, many states limit the maximum amount of dividends, distributions and loans that may be made in any year by insurance companies. This restricts the amount of distributions that may be made by the Company's insurance subsidiaries.

        There is no assurance that the Company will seek approvals from state regulatory authorities to pay dividends or make distributions or that, if sought, such approvals will be obtained. This may limit the amount of distributions by the Company's insurance subsidiaries and may decrease amounts of capital available to the Company. In addition, the Company is required to contribute to state-established guaranty funds or associations that pay claims of insolvent insurers. As a result, the Company's financial performance could be materially adversely affected by mandatory assessments from such funds over which the Company has no control.

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

        In October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2% effective January 1, 1997. Concurrently, the 10% managed care credit, which had been in place on a voluntary basis since 1994, was phased out. As of December 31, 1996, the Company estimates that approximately 60% of the Company's premiums received the 10% managed care credit.

          The State of North Carolina approved a 13.7% decrease in loss costs effective April 1, 1997. The Company adopted the loss costs in October 1997 which resulted in an overall 8.4% effective rate reduction.

        The Alabama and South Carolina Departments of Insurance (the "ADOI" and "SDOI", respectively) have imposed constraints on the Company's writings in their respective states. The ADOI has placed a $30 million limit on in force premium and the SDOI has imposed a moratorium on new business writings. The Company does not believe these constraints will have a material adverse effect on the Company's business, financial condition or results of operations.

Financial and Investment Restrictions

        Insurance company operations are subject to financial restrictions that are not imposed on other businesses. State laws require insurance companies to maintain minimum capital and surplus levels and place limits on the amount of insurance a company may write based on the amount of the company's surplus. These limitations restrict the rate at which the Company's insurance company operations can grow. The Company's 1996 statutory filings indicate that, as of December 31, 1996, its insurance subsidiaries met applicable state minimum capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        State laws also require insurance companies to establish reserves for payment of policyholder liabilities and impose restrictions on the type of assets in which insurance companies may invest. These restrictions may require the Company to invest its insurance subsidiaries' assets more conservatively than if not subject to the state law restrictions which may prevent the Company from obtaining as high a return on these assets than it might otherwise be able to realize.

Participation in State Guaranty Funds

        Every state in which the company operates has established one or more insurance guaranty funds or associations that are charged by state law to pay claims of policyholders insured by a company that becomes insolvent. All insurance companies must participate in the guaranty associations in the states where they do business and are assessable for the associations' operating costs, including the cost of paying policyholder claims of an insolvent insurer. The Company's financial performance could be adversely affected by guaranty association assessments as a consequence of the insolvency of other insurers over which the Company has no control. This type of guaranty fund is separate from the SDTF which is designed to pay insurers for certain benefits paid to previously injured workers.

Statutory Accounting and Solvency Regulation

        State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). SAP differ in a number of ways from generally accepted accounting principles ("GAAP") which govern the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset values and higher liability values.

          State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose financial and operating restrictions on an insurance company including: 1) transfer or disposition of assets; 2) withdrawal of funds from bank accounts; 3) extension of credit or making loans; 4) investment of funds.

        The Florida Department of Insurance (the "FDOI") conducted a financial examination of RIC, one of the Company's insurance subsidiaries, for 1995. The final examination report reduced statutory surplus as of December 31, 1995 from $31,117,099 to $4,961,478. As a result, RIC failed to meet the minimum capital and surplus requirements by approximately $12.5 million. The Company made a capital infusion of approximately $31.2 million into RIC in 1996, and as a result, as of December 31, 1996, the surplus of RIC exceeded the minimum capital and surplus requirements.

        The FDOI and the Missouri Department of Insurance (the "MDOI") are currently conducting financial examinations of two of the Company's insurance subsidiaries. While these examinations may result in adjustments to the statutory financial statements of the insurance subsidiaries for 1996, management does not believe that any such adjustments would be material. The Company has not received the reports from these examinations, however, based upon communications with the MDOI, the most significant adjustment proposed by the MDOI is the non-admission of an accounts receivable balance of $900,000 relating to a loss portfolio transfer. This balance was received on April 14, 1997. The adjustment relates to statutory financial statements and has no impact on GAAP financial statements, however, any adjustments could impact the dividend paying ability of the Company's insurance subsidiaries.

Healthcare and Managed Care Laws and Reform Proposals

        The Company's medical provider networks are subject to various federal and state laws and regulations, including the Agency for Health Care Administration ("AHCA") qualification requirements for the Company's WCMCA in Florida. There are a number of managed care reform proposals before federal and state legislative and regulatory bodies, and the Company expects that its business operations and products will be impacted by these proposals, if adopted.

Losses and Loss Adjustment Expenses

        The Company establishes reserves to cover its estimated liability for losses and loss adjustment expenses. Such reserves are based on facts then known, estimates of future claims trends, experience with similar cases and historical Company and industry trends. These trends include reserving, loss payment and reporting patterns, claim closures and product mix.

        Like many states, the Florida legislature has restructured its workers' compensation laws several times over the years, with two significant law changes since the Company began operations. Each time the workers' compensation laws change, claims adjusters must segregate and manage claims according to applicable laws, a process which is time-consuming and requires special skills. In 1994, Florida enacted a law allowing both the medical and indemnity portions of a claim to be settled. The Company took advantage of this opportunity to reduce its outstanding claims by undertaking a claims settlement initiative in 1994. The initiative allows the Company's claims management personnel to operate primarily under the 1994 law, because most claims governed by previous laws have been closed.

        The table below shows the development of losses and loss adjustment expenses for 1988 through 1996. The top line indicates the estimated reserves for unpaid losses and loss adjustment expenses as reported at the end of the stated year. Each calendar year-end reserve includes estimated unpaid liabilities for the current accident year and all prior accident years. The cumulative amount paid portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specific year. The section captioned "Liability Re-estimated as of" shows the original recorded reserve as adjusted at the end of each subsequent year to reflect cumulative amounts paid and all other facts and information discovered during each year. For example, an adjustment made in 1996 for 1992 loss reserves will be reflected in the re-estimated ultimate liability for each of the years 1992 through 1995. The cumulative (deficiency) redundancy line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest liability re-estimated amount.

        The table represents combined development for RIC, RPC and their predecessors through 1995. Calendar year 1996 estimates of ultimate liabilities include reserves assumed with the purchase of RNIC and the subsequent loss portfolio transfers of five self-insurance funds. Effective in 1996, the Company has separately reported unallocated loss adjustment expenses previously included in general and administrative expenses. The cumulative paid and re-estimated liability data in the following table have been restated for all years to reflect this change. The table presents development data by calendar year and does not relate the data to the year in which the accident occurred. Conditions that have affected historical development of reserves will not necessarily continue in the future.




                                                            As of December 31,
                              ------------------------------------------------------------------------------------
                                                            (In thousands)
                              1988     1989      1990      1991      1992      1993     1994     1995      1996
                              ----     ----      ----      ----      ----      ----     ----     ----      ----
Loss and loss adjustment
  expenses, net              $  954 $ 11,273  $ 36,323  $ 68,674  $ 96,755  $152,407  $  4,599  $92,820 $196,078
Cumulative Amount Paid:
  One Year Later                355    8,927    19,335    32,241    47,572   122,603    95,229   55,875
  Two Years Later               902   14,922    34,010    55,794   116,193   164,840   127,395
  Three Years Later           1,185   19,675    44,551    91,441   134,193   172,699
  Four Years Later            1,595   22,587    59,651   100,307   137,782
  Five Years Later            1,665   26,943    62,775   102,468
  Six Years Later             1,801   27,870    63,620
  Seven Years Later           1,821   28,141
  Eight Years Later           1,662

Liability Re-estimated as of:
  One Year Later              1,016   18,508    44,192    71,145   115,116   156,867   133,651   95,843
  Two Years Later             1,219   20,541    49,429    83,918   123,472   156,304   139,992
  Three Years Later           1,462   24,514    55,485    91,477   123,298   162,812
  Four Years Later            1,890   27,108    58,588    91,821   125,751
  Five Years Later            1,977   26,670    57,867    92,878
  Six Years Later             1,785   26,023    57,981
  Seven Years Later           1,734   26,067
  Eight Years Later           1,567

Cumulative (Deficiency)       (613) (14,794)  (21,658)  (24,204)  (28,996)  (10,405)  (11,539)  (3,023)


        As the above table indicates, the Company's reserving methods in its early years were adversely impacted by its short operating history and the relative age of the accounts it insures. Additionally, the inclusion of unallocated loss adjustment expenses in the table has increased the cumulative deficiency for all years. Since 1992, the Company believes its reserving methodologies have become more reliable. Key factors for this improvement are:
1) the ability to identify trends and reduce volatility based on a larger claims database; 2) the maturation of the Company's managed care approach to claims; and 3) industry reforms.

        The following table presents an analysis of losses and loss adjustment expenses and provides a reconciliation of beginning and ending reserves for the periods indicated. Adverse development for prior periods' loss and loss adjustment expenses in calendar year 1996 represented deterioration in 1993 and prior accident years offset in part by improved experience in the 1995 accident year.

                                                                                  Year Ended December 31,
                                                                           1996            1995            1994
                                                                                      (in thousands)

Gross reserves for losses and loss adjustment
    expenses, beginning of period                                         $261,700       $ 12,668         $  6,157
Less  reinsurance recoverables                                             100,675          7,398                -
Less  SDTF recoverable                                                      51,836            671              831
Less prepaid managed care fees                                              16,369              -                -
                                                                       ------------   -----------    -------------
Net balance at January 1                                                    92,820          4,599            5,326
                                                                       -----------    -----------    -------------

Assumed during year from loss portfolio transfers and acquisitions          88,212        123,854                -
                                                                       -----------     ----------    -------------


Incurred losses and loss adjustment expenses related to:
  Current year                                                             123,986         87,467            6,026
  Prior years                                                                3,023          5,198            2,062
                                                                       -----------    -----------       ----------
        Total incurred losses and loss adjustment expenses                 127,009         92,665            8,088
                                                                         ---------     ----------       ----------

Paid related to:
  Current year                                                              56,088         33,069            4,821
  Prior years                                                               55,875         95,229            3,994
                                                                        ----------     ----------       ----------
        Total paid                                                         111,963        128,298            8,815
                                                                         ---------      ---------       ----------
Net balance at December 31                                                 196,078         92,820            4,599

Plus reinsurance recoverables                                              180,698        100,675            7,398
Plus SDTF recoverables                                                      49,505         51,836              671
Plus prepaid managed care fees                                              31,958         16,369                -
                                                                        ----------    -----------    -------------
Gross reserves for losses and loss adjustment
  expenses at December 31                                                 $458,239       $261,700         $ 12,668
                                                                          ========       ========         ========


Item 2.          Properties

        The Company owns its headquarters building in Sarasota, Florida, which contains approximately 112,000 square feet of space, as well as an adjacent parking facility. The Company leases an aggregate of approximately 70,337 square feet of office space at 11 other locations in nine states, including Florida, under terms expiring through June 2001. The Company incurred rent expense of $1.3 million for the year ended December 31, 1996. Additionally, the Company has continuing commitments through July 1998 of approximately $70,000 in the aggregate related to two locations in which offices were closed during 1996. See "Business - Recent Developments - Restructuring."

Item 3.            Legal Proceedings

         On April 2, 1996, RISCORP, Inc., RIC, several officers, directors and employees were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida. The suit claims the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties, and were negligent in RISCORP, Inc.'s acquisition of CMIC in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The defendants moved to dismiss the RICO counts and to strike the punitive damages claims. These motions, as well as plaintiffs' motion for class certification, were pending when the plaintiffs filed an amended complaint. The amended complaint added the Florida Insurance Commissioner and Zenith as defendants in one new count seeking declaratory relief. The remaining claims in the amended complaint are the same as those in the original complaint. The defendants have filed a motion to dismiss the amended complaint and to strike the punitive damages claims. The parties have been ordered to non-binding mediation in this matter. The Company intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

         Between November 20, 1996, and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida. In March 1997, the Court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its executive officers, one non-officer director and three of the underwriters for RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996, and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. The defendants have filed a motion to dismiss the consolidated complaint which has been fully briefed and is pending. Discovery will be stayed until the motion to dismiss has been decided. The plaintiffs have filed a motion to certify the class, but the parties have agreed that the defendants need not respond to that motion until thirty days after the motion to dismiss has been decided. The parties have been ordered to non-binding mediation in this matter. RISCORP, Inc. intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

         On July 17, 1997, RISCORP, Inc. and several former officers were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges violations of federal and state securities laws and breach of contract resulting from the purchase of IAA in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiffs are Thomas Albrecht and Peter Norman, the former shareholders of IAA. RISCORP, Inc. intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

         On August 20, 1997, RISCORP, Inc., RNIC, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the acquisition of OSAA in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

         On September 18, 1997, the U.S. Attorney's Office in Pensacola, Florida announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RISCORP Management Services, Inc. to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RISCORP
Management Services, Inc. and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the U. S. Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. The Company has recorded a provision of $1 million for the payment of fines and other costs related to this matter.

        Other than as noted above, no provision had been made in the Company's financial statements for the above matters at December 31, 1996. In addition, certain expenses of the law suits and related legal expenses may be covered under directors and officers' insurance coverage maintained by the Company.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters


        Following the Company's initial public offering on February 29, 1996, the Company's Class A Common Stock ($.01 par value) was traded on the NASDAQ Stock Market's National Market under the symbol "RISC." As of December 31, 1996, there were 153 record holders of Class A Common Stock. Due to the fact that required financial statements had not been filed with the Securities and Exchange Commission, the Company's Class A Common Stock was delisted on July 2, 1997. See - "Business - Recent Developments - Delisting by NASDAQ." The following table sets forth the high and low closing sales prices for the Company's Class A Common Stock for each full quarterly period.



                         Per Share Price of Common Stock
====================================================================================================================================

                                       1996                                                       1997
         --------------------------------------------------------             --------------------------------------------
         1st Quarter  2nd Quarter   3rd Quarter     4th Quarter               1st Quarter  2nd Quarter  3rd Quarter

====================================================================================================================================

High     21 1/2         23 7/8         19 1/4           18 3/4                    4 3/8        3 3/4        1 1/8
Low      19             15             10 3/4            3 15/64                  1 7/8        15/16          3/8



     No dividends have been declared or paid since the Company's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

Item 6.          Selected Financial Data

                                                    Year Ended December 31,
                                             1996            1995             1994             1993              1992
                                             ----            ----             ----             ----              ----
                    (in thousands, except for per share data)

Income Statement Data:
Revenues:
   Premiums earned                         $173,557       $135,887          $ 1,513          $ 1,964           $ 4,257
   Fee and other income                      31,838         23,413           56,712           40,948            19,301
   Net investment income                     12,194          6,708            1,677              873               982
                                           --------     ----------        ---------       ----------         ---------
           Total revenues                   217,589        166,008           59,902           43,785            24,540
                                            -------       --------         --------         --------           -------
Expenses:
   Losses and loss
     adjustment expenses                    114,093         82,532             (716)           3,571             1,584
   Unallocated loss
     adjustment expenses                     12,916         10,133            8,804            7,637             4,839
   Commissions, general and
     administrative expenses                 65,560         48,244           35,869           20,775            10,401
   Interest                                                  2,795            4,634            1,750             1,218     202
   Depreciation and amortization             11,625          1,683            1,330            1,116               545
                                          ---------     ----------        ---------       ----------        ----------
           Total expenses                   206,989        147,226           47,037           34,317            17,571
                                           --------       --------         --------        ---------          --------
Income before income taxes                   10,600         18,782           12,865            9,468             6,969
Income taxes (1)                              8,202          5,099            5,992            3,714             1,183
                                         ----------     ----------        ---------       ----------        ----------
           Net income                     $   2,398       $ 13,683         $  6,873        $   5,754         $   5,786
                                          =========       ========         ========        =========         =========
Net income per share                    $      0.07     $     0.45       $     0.23       $     0.20        $     0.20
                                        ===========     ==========       ==========       ==========        ==========
Weighted average common
  shares and common share
  equivalents outstanding (2)  (3)           36,788         30,093           30,093           28,554            28,554
                                          =========      =========        =========        =========         =========

                                                             December 31,
                                        ------------------------------------------------------------------------------
                                             1996            1995             1994            1993               1992
                                             ----            ----             ----            ----               ----

Balance Sheet Data:
Cash and investments                      $ 281,963       $ 92,713          $47,037          $30,157           $19,622
Total assets                                828,442        443,242           93,908           54,551            34,402
Long-term debt                               16,303         46,417           27,840           17,015            19,599
Shareholders' equity (deficit)              157,308         16,157            3,895            1,996            (5,289)

(1) Certain subsidiaries of the Company were S Corporations prior to the Reorganization (as defined in note 1 to the Company's consolidated financial statements) and were not subject to corporate income taxes.

(2) 1995 amount excludes 2,556,557 shares of Class A Common Stock reserved for issuance pursuant to the exercise of stock options outstanding as of December 31, 1995, having a weighted average exercise price of $3.96 per share.

(3) 1996 amount includes 607,603 shares of Class A Common Stock pursuant to the contingency clauses in the acquisition agreements with CompSource and IAA. See notes 3 and 19 to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company initiated a number of acquisitions of licenses and existing insurance funds which allowed the Company to diversify its at-risk operations outside the state of Florida. A comparison of the Company's direct premiums written by state (prior to reinsurance cessions or assumptions) is presented below:

                                                                     Direct Premiums Written (a)
             (Dollars in millions)                                 1996          1995         1994
                                                                   ----          ----         ----

             Florida                                             $ 270.8      $  284.8    $     2.4
             North Carolina                                         41.4             -            -
             Alabama                                                21.7             -            -
             Other                                                  22.8             -            -

             Total                                               $ 356.7       $ 284.8    $     2.4
                                                                 =======       =======    =========

             (a) Includes RIC, RPC and RNIC for 1996,  RIC and RPC for 1995, and
RPC for 1994.


        Direct premiums written were reduced by specific reinsurance cessions (1996, 1995 and 1994), the 50% AmRe Quota Share Reinsurance agreement for the Company's Florida workers' compensation business (1996 and 1995), and the 65% Chartwell Quota Share Reinsurance agreement (effective October 1, 1996), which decreased to 60% effective January 1, 1997.

        The majority of the Company's premiums have been written in Florida, a regulated pricing state where premiums for guaranteed cost products are based on state-approved rates. However, the Company also offers policies which are subject to premium reductions as high deductible plans, participating dividend plans, or loss sensitive plans. Pricing for these plans tends to be more competitively based, and the Company experienced increasing competition during 1996 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2% for new or renewal policies written on or after January 1, 1997. Concurrently, 10% managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified WCMCA. As of December 31, 1996, the Company estimated that approximately 60% of the Company's premiums received the 10% managed care credit.

        The Company experienced increased pricing pressures during 1996 and expects that such pressures will continue into the foreseeable future. The Company intends to continue applying managed care techniques to differentiate itself from its competitors and to continue to reduce claims costs. In June 1997, the Company implemented cost cutting measures which resulted in the Company ceasing to write new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas, which approximates $16 million in direct premiums written.

        During 1995 and 1996, the Company began to diversify by writing other property and casualty lines of business, which accounted for less than 1% and 4%, respectively, of its premiums earned. The Company's 1996 non-workers' compensation products included other accident and health, reinsurance, inland marine, fire, allied lines, commercial multiple peril, other liability - occurrence, products liability - occurrence, surety, and earthquake. Such property and casualty lines expose the Company to the risk of significant loss in the event of major adverse natural phenomena, known in the insurance industry as catastrophes. These catastrophes may cause significant financial statement losses since catastrophe losses may not be accrued in advance of the event. During 1997, the Company made a strategic decision to exit the non-workers' compensation lines of business.

         The Company attempts to lower claims costs by applying managed care techniques and programs to workers compensation claims, particularly by providing prompt medical intervention, integrating claims management and customer service, directing care of injured employees through a managed care provider network, and availing itself of potential recoveries under subrogation and other programs. See "Business."

        Part of the Company's claims management philosophy is to seek recoveries for claims which are reinsured or which can be subrogated or submitted for reimbursement under various states' recovery programs. As a result, the Company's losses and loss adjustment expenses are offset by estimated recoveries from reinsurers under specific excess of loss and Quota Share Reinsurance agreements, subrogation from third parties and state "second disability" funds, including the SDTF.

        Florida operates the SDTF that reimburses insurance carriers, self-insurance funds and self-insured employers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the physically disabled worker merges with, aggravates, or accelerates a preexisting impairment. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF; however, the SDTF has not prefunded its claims liability and no reserves currently exist. As of September 30, 1996, the SDTF had an actuarially projected undiscounted liability of approximately $4 billion based on a study performed for the SDTF by independent actuarial consultants. In addition, the SDTF actuarial study indicated that, at the current assessment rates, the payment of the existing liability would take numerous years.

        Under Florida sunset laws applicable to some state sponsored funds, the SDTF would have expired on November 4, 1996, unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature, the SDTF was continued and not scheduled for further review under Florida sunset laws until the year 2000. However, in early 1997, the Florida legislature passed a bill substantially changing the SDTF. The SDTF will accept no claims with accident dates after December 31, 1997. Certain SDTF claims may have to be refiled for reimbursement and such filing will require a refiling fee. Additionally, companies accruing SDTF recoveries may be statutorily limited in the level of recoverable they may be allowed to carry. The bill provides for a funding mechanism through which companies writing workers' compensation insurance in Florida will be assessed an annual charge to cover payments made by the SDTF. The Company believes that even in the event of default by the SDTF, the existing reimbursements of the SDTF would become general obligations of the State of Florida. Management further believes that the recoveries recorded at December 31, 1996 will not be materially adversely affected by the new legislation.

        Estimated recoveries from the SDTF were $49.5 million and $51.8 million at December 31, 1996 and 1995, respectively. The decrease in 1996 resulted from actual collections and a reduction in estimated recoveries due to additional information regarding the impact of legislative reform. Actual net claim recoveries from the SDTF totaled $2.5 million, $.9 million, and $0 respectively for the years ended December 31, 1996, 1995 and 1994. SDTF assessments, which are based on net premiums written, were $11.7 million, $12.9 million and $.1 million for the years ended December 31, 1996, 1995, and 1994, respectively.

        While it is not possible to predict the result of any other legislative or regulatory proposals affecting the SDTF, changes in the SDTF's operations or funding which decrease the availability of recoveries or increase assessments payable by the Company, could have a material adverse effect on the Company's business, financial condition, or results of operations.

Results of Operations

        The comments below should be read in conjunction with the Financial Statements in Part IV, Item 14.

        Direct premiums earned increased to $326.9 million for the year ended December 31, 1996 from $274.3 million in 1995 and $0.6 million in 1994. The net increase from 1995 to 1996 was primarily due to loss portfolio transfers and premium growth in states licensed through RNIC. The increase from 1994 to 1995 was almost entirely due to the Company's January 1, 1995 acquisition of RIC, along with additional revenue attributable to improved loss experience on reinsurance contracts. In addition, the number of in force policies increased from approximately 19,000 as of January 1, 1995 to approximately 22,000 as of December 31, 1995 and to approximately 39,000 as of December 31, 1996. Premiums assumed increased to $11.7 million in 1996 from $0.7 million in

1995, caused primarily by the initiation of the Virginia Surety UMA. Premiums assumed decreased from 1994 to 1995 primarily because $4.8 million of the 1994 premium balance was assumed from RIC, which the Company acquired on January 1, 1995. Premiums ceded to reinsurers increased to $165.0 million in 1996 from $139.1 million in 1995 and $4.5 million in 1994, primarily as a result of the Chartwell Quota Share Reinsurance agreement and the January 1, 1995 initiation of the AmRe Quota Share Reinsurance agreement.

        Net premiums earned include premiums related to retrospectively rated policies ("Retros"), whose premiums are adjusted based on actual loss experience. The Company has continually reassessed its estimates of net earned premiums to reflect additional data becoming available through premium audits and actuarial review. During 1995, the Company reduced its net earned premiums by approximately $8 million to reflect a reduction in the expected ultimate earned premium applicable to pre-1995 policies that had reached final premium audit based on actuarial review. On January 1, 1996, the Company began recording ongoing premiums for Retros at a percentage of the guaranteed cost equivalent based on actuarial projections. During 1996, the Company reviewed pre-1996 Retro policies which had been audited for final premium adjustments and reduced its net earned premiums by $6.4 million to reflect projected ultimate premiums earned on Retros.

        The following table shows direct, assumed, ceded, and net earned premiums for the years ended December 31, 1996, 1995 and 1994:

                                                                             Year Ended December 31,
                                                                    -------------------------------------------
                                                                         1996             1995            1994
                                                                         ----             ----            ----
                                                                                  (in millions)
       Direct premiums earned                                          $326.9           $274.3         $   0.6
       Assumed premiums earned                                           11.7              0.7             5.4
       Premiums ceded to reinsurers                                   (165.0)          (139.1)           (4.5)
                                                                      -------          -------  --       -----
       Net premiums earned                                             $173.6           $135.9         $   1.5
                                                                       ======           ======         =======

        Fee and other income for the years ended December 31, 1996, 1995 and 1994 was $31.8 million, $23.4 million and $56.7 million, respectively. The net increase of $8.4 million from 1995 to 1996 was primarily due to new fees generated from CompSource, the Virginia Surety UMA, managing the Administrator of the new Third Coast, and growth in other existing fee products, offset by decreases in commissions on reinsurance premiums, loss of service fees when NARM and the Virginia Funds (which were previously managed by the Company) were converted to at-risk business through loss portfolio transfers, and decreases in RWI service fees from terminations of RWI's Mississippi and Louisiana service contracts. The decrease of $33.3 million from 1994 to 1995 resulted from the acquisition of RIC, from which the Company previously derived fee income. This decrease was partially offset by the inclusion of the results of RWI, growth in fees generated from another fund managed by the Company, and an increase in realized investment gains resulting from the Company's acquisition of RIC.

        Net investment income for the years ended December 31, 1996, 1995 and 1994 was $12.2 million, $6.7 million and $1.7 million, respectively. The $5.5 million increase from 1995 to 1996 is primarily due to the increase in the Company's investment portfolio created from the Company's February 29, 1996 initial public offering, as well as the portfolios acquired from the NARM and OSAA transactions. The increase of $5.0 million from 1994 to 1995 was primarily attributable to the increase in the investment portfolio resulting from the acquisition of RIC and its related investment portfolios and the investment of proceeds from Company borrowings.

        Losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 were $114.1 million, $82.5 million and ($0.7) million, respectively.  The  net  increase  of  $31.6  million  from  1995  to  1996  was attributable  to  increased  activity  due to  acquisitions  and writings in new states licensed through RNIC and growth in the Company's core Florida operations. The net increase of $83.2 million from 1994 to 1995 was primarily attributable to the acquisition of RIC and is net of a $6.8 million increase in anticipated recoveries from the SDTF and $4.7 million in loss reserve decreases due to improved loss experience.

        During 1996, the Company reclassified unallocated loss adjustment expenses out of commissions, general and administrative expenses, and reflected this reclassification in its 1995 and 1994 financial statements as well. Unallocated loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 were $12.9 million, $10.1 million and $8.8 million, respectively. The net increase of $2.8 million from 1995 to 1996 and $1.3 million from 1994 to 1995 is attributable to increases in personnel and related costs attributed to growth in premium volume.

        Commissions, general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $65.6 million, $48.2 million and $35.9 million, respectively. The increase of $17.3 million from 1995 to 1996 is attributable primarily to significant increases in the Company's allowance for bad debts and legal expenses combined with increased overall commissions, general and administrative expenses associated with higher premiums and personnel resulting from acquisitions and internal growth. The increases were offset by higher ceding commissions under the Quota Share Reinsurance agreements, including $6.3 million of additional ceding commissions recognized under the AmRe Quota Share Reinsurance agreement which resulted from improved loss ratio experience during the contract periods. The increase of $12.3 million from 1994 to 1995 was due primarily to increases in employees and related costs. Total employees at December 31, 1996, 1995 and 1994 were 871; 696; and 558, respectively.

        Interest expense for the years ended December 31, 1996, 1995 and 1994 was $2.8 million, $4.6 million and $1.8 million, respectively. The decrease of $1.8 million from 1995 to 1996 was attributable primarily to repayment of bank borrowings in March 1996 with proceeds from the initial public offering. The increase of $2.8 million from 1994 to 1995 was attributable primarily to increased borrowings associated with the bank term loan and subordinated notes.

        Depreciation and amortization expenses for the years ended December 31, 1996, 1995 and 1994 were $11.6 million, $1.7 million and $1.3 million, respectively. The increase of $9.9 million from 1995 to 1996 was primarily due to the $3.2 million and $2.8 million write-off of goodwill associated with RWI and IAA, respectively. During 1996, the Company assessed the recoverability of the value of the assets, and wrote these assets down to $0.5 million. The Company's assessment was based upon the termination of RWI's service contracts with the Mississippi and Louisiana funds, the closing of former SISB offices in several states, and the deteriorating loss ratio and declining premium retention of OSAA. The increase of $0.4 million from 1994 to 1995 was primarily due to the amortization of loan fees related to the bank term loan and subordinated notes, amortization of goodwill related to the RWI acquisition, and depreciation of fixed asset additions.

        The effective tax rates for the years ended December 31, 1996, 1995 and 1994 were 77.4%, 27.1% and 46.6%, respectively. The increase from 1995 to 1996 was primarily due to the non-deductible write-off of the goodwill detailed above which was partially offset by a higher level of tax-exempt income. The decrease from 1994 to 1995 resulted from an increase in tax-exempt income related to the acquisition of RIC and an increase in non-taxable earnings of RISCORP of North Carolina, Inc. ("RONC").

Liquidity and Capital Resources

        The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations are premiums and investment income, and its cash requirements consist primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses.

         On February 29, 1996, the Company completed its initial public offering of Common Stock which generated net proceeds of $127.9 million which were used to repay approximately $31 million of various borrowings, increase the capital surplus of the Company's insurance subsidiaries, fund acquisitions and for general corporate purposes. Borrowings increased by $19.6 million between 1994 and 1995 due to borrowings under a variable rate term loan and the subordinated notes, the proceeds of which were used to repay existing debt and fund the acquisition of RIC.

         On October 15, 1996, the Company entered into a credit agreement with NationsBank, N.A. and SouthTrust Bank of Alabama which provided a $50 million credit facility to the Company for unsecured borrowings for a two-year revolving period convertible into a term loan with a final maturity on September 30, 2001. There were no borrowings under the agreement, and the Company terminated the agreement on June 16, 1997.

        In November 1996, the Board of Directors of the Company created a Strategic Alternatives Committee whose primary function was to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of the Company. In turn, the committee hired an investment bank to identify and evaluate entities with an interest in acquiring the Company or its assets. On June 17, 1997, the Company entered into an agreement with Zenith to purchase substantially all of the operating assets of the Company and its affiliates at a purchase price equal to the greater of: (i) the book value of the acquired assets less the book value of the assumed liabilities, or (ii) $35 million cash and assumption of $15 million of debt. The transaction is subject to shareholder and regulatory approval. See "Business - Recent Developments - Asset Purchase Agreement with Zenith Insurance Company."

         Cash flow from operations for the years ended December 31, 1996, 1995 and 1994 was $28.1 million, ($47.3) million and $17.8 million, respectively. The increase from 1995 to 1996 was due primarily to the improved cash flows resulting from ceding of premiums under the AmRe Quota Share Reinsurance agreement and the increased amortization of goodwill associated with write-offs described above. The decrease from 1994 to 1995 was due primarily to the initiation of the AmRe Quota Share Reinsurance agreement and other reinsurance agreements which created a net cash outflow resulting from the cessation of $139.1 million in written premium.

         The Company has projected cash flows through March 1998 and believes it has sufficient liquidity and capital resources to support its operations without considering dividends from the insurance company subsidiaries and transactions resulting from the pending sale of the Company.

        The Company has recorded $49.5 million in accrued net recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. For the years ended December 31, 1996, 1995 and 1994, the Company received net payments from the SDTF totaling $2.5 million, $0.9 million and $0, respectively.

        Barring any adverse legislative change, the Company believes that it will ultimately collect the entire balance of SDTF recoverables and that periodic reimbursement will be received following submission of proof of claim and reimbursement requests. During its approximate 40-year history, the SDTF has historically paid reimbursement requests for claims it determined were eligible for reimbursement. The Company does not believe that SDTF will fail to meet its obligations to pay eligible reimbursement requests, although there can be no assurance in this regard. The failure of the SDTF to meet its obligations could adversely affect the liquidity of the Company.

          In addition,  the liquidity of the Company could be adversely affected
by  certain  legal  issues  and  its  initial  A.M.  Best  rating.   See  "Legal
Proceedings" and "Business - A.M. Best Ratings of Insurance Subsidiaries."

        The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1996, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Investment Portfolio

        The Company has established an investment policy that focuses upon safety of principal, compliance with regulations, liquidity and diversification. As of December 31, 1996, approximately 70% of the Company's investment portfolio was rated Aa or above by Moody's, and the portfolio contained no debt securities with a rating of less than Baa. The Company also holds a small amount of common stocks (less than 2% of the portfolio). The average duration of the portfolio, including operational cash, was approximately 3.1 years at December 31, 1996. The amortized cost and the fair value of the Company's investment portfolio, at December 31, 1996, were $252.9 million and $255.7 million, respectively.

        The following table summarizes the Company's investment portfolio at December 31, 1996 (in thousands):
                                                              Tax
                                        Fair               Equivalent
        Type of Investment              Value                 Yield*

Certificates of deposit             $    2,250               6.26%
U.S. Government bonds                   57,608               6.17%
U.S. Government agency bonds             8,909               6.71%
Corporate bonds                         87,366               6.57%
Mortgage-backed securities               2,612               7.22%
Asset-backed securities                  5,556               6.22%
Municipal bonds (non-taxable)           79,531               6.70%
Municipal bonds (taxable)                1,022               7.14%
Preferred stock                          7,922               8.69%
Common Stock                             2,963               4.10%
                                   -----------               -----
                                      $255,739               6.56%
                                      ========               =====

* The tax equivalent yield was computed using a tax rate of 35%, which represents the effective statutory tax rate for the Company.

Item 8.           Financial Statements and Supplementary Data

         The  Company's   consolidated   financial  statements,   footnotes  and
supplementary schedules are set forth on pages F-1 to F-45 hereof.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting or financial disclosure for the two years ended December 31, 1996.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Set forth below is certain information as of September 30, 1997, concerning the Company's executive officers, continuing directors, and nominees for director.

Name                                                  Position(s)                        Age         Year First
                                                                                                  Became a Director
Frederick M. Dawson                 President and Chief Executive Officer                 57            1997
Steven J. Berling                   Senior Vice President                                 48
Gregory P. Kuzma                    Senior Vice President and Treasurer                   46
Richard K. Larson                   Executive Vice President - Marketing                  57
Richard T. Magsam                   Vice President, Controller and Chief Accounting       41
                                    Officer
Stephen C. Rece                     Senior Vice President and Chief Financial             53
                                    Officer
Walter E. Riehemann                 Senior Vice President, General Counsel &              31
                                    Secretary
Seddon Goode, Jr.                   Director                                              65            1996
George E. Greene III                Director                                              62            1995
Walter L. Revell                    Director and Vice Chairman                            62            1995


The following individuals include existing executive officers and directors and former officers and directors included among the Company's four highest paid executive officers for the year ended December 31, 1996.

Frederick M. Dawson joined the Company in May 1997 as Chief Executive Officer, and was elected President in June 1997. Prior to joining RISCORP, Mr. Dawson was Chairman, President and Chief Executive Officer of Integon Life Insurance Corporation from December 1994 to July 1995 and Harcourt General Insurance Companies from August 1992 to December 1994. Mr. Dawson's previous experience includes executive positions with Beneficial Corporation from October 1980 to March 1987 and Citibank, N.A. from October 1987 to August 1992.

Steven J. Berling has served as a Senior Vice President of the Company and President of the Company's Managed Care Services Group since December 1995. Mr. Berling was President of the Management Services Division from September 1994 to December 1995. Prior to joining RISCORP, Mr. Berling was Vice President at VHA of Florida from June 1993 to September 1994. Mr. Berling was Vice President of Administrative Services at Sharp Health Care from 1987 to 1993 where he served in various capacities as a hospital administrator.

Gregory P. Kuzma has served as Senior Vice President and Treasurer of the Company since June 1997. Prior to joining RISCORP as a Senior Vice President in 1991, Mr. Kuzma was Vice President and Treasurer of Catalyst Energy Corporation from May 1989 to June 1991. Previously, Mr. Kuzma was Assistant Treasurer of Duracell Inc., The Pittston Company and Chesebrough-Pond's Inc., where he served in various treasury positions from 1979 to 1989.

Richard K. Larson joined the Company as Executive Vice President - Marketing in August 1997. Prior to joining RISCORP, Mr. Larson was President and Chief
Operating Officer of Harvest Life Insurance Company and Federal Home Life Insurance Company, two insurance subsidiaries of GE Capital Corporation. From August 1992 to August 1994, Mr. Larson's experience included executive positions with Harvest Life Insurance Company, PHF Life Insurance Company and Federal Home Life Insurance Company.

Richard T. Magsam has served as Vice President, Controller and Chief Accounting Officer of the Company since September 1997. Mr. Magsam was Assistant Vice President of Integon Corporation from September 1996 to September 1997 and was previously Corporate Controller of the Company from April 1995 to September 1996. Prior to joining RISCORP, Mr. Magsam was Senior Vice President and Chief Financial Officer of Investors Insurance Group, Inc. from 1992 to 1995 and Vice President and Controller of Financial Benefit Group, Inc. from 1989 to 1991. Previously, Mr. Magsam was with the public accounting firm of KPMG Peat Marwick from 1979 to 1988.

Stephen C. Rece has served as Senior Vice President and Chief Financial Officer of the Company since June 1997. Mr. Rece joined the company in March 1989 as Chief Operating Officer and was named Senior Vice President of Reinsurance in February 1995. Prior to joining RISCORP, Mr. Rece was Executive Vice President and Chief Financial Officer of Associated Reinsurance Management Corporation from June 1985 to March 1989. Previously, Mr. Rece was Vice President and Secretary-Treasurer of Southern Trust Corporation from 1970 to 1985.

Walter E. Riehemann has served as Senior Vice President, General Counsel and Secretary since October 1997. Mr. Riehemann joined RISCORP as Associate General Counsel in August 1995 and was promoted to Vice President, General Counsel and Secretary in June 1997. Prior to joining RISCORP, Mr. Riehemann was associated with the law firms of Powell, Goldstein, Frazer & Murphy, Atlanta, Georgia (1993 to 1995), Long, Aldridge & Norman, Atlanta, Georgia (1993), and Jones, Day, Reaves & Pogue, Dallas, Texas (1990 to 1993).

Seddon Goode, Jr. was elected a director of the Company in November 1996. Mr. Goode has served as President and Director of University Research Park, Inc. since 1981. From 1977 to 1984, Mr. Goode served as Chairman of First Charlotte Corporation. From 1968 to 1977, Mr. Goode served as Senior Vice President, Chief Financial Officer and Director of Interstate Securities Corporation. Mr. Goode is also a director of Trion, Inc. and is a director and chairman of Canal Industries, Inc.

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

Walter L. Revell was elected a director of the Company in November 1995 and Vice Chairman of the Board in November 1996. Mr. Revell has been Chairman and Chief Executive Officer of H. J. Ross Associates, Inc., a consulting engineering, architectural and planning firm, since 1991; Chairman and Chief Executive Officer of Revell Investments International, Inc. since 1984 and was President and Chief Executive Officer of Post, Buckley, Schuh & Jernigan, Inc., a consulting engineering, architectural and planning firm, from 1975 to 1983. Mr. Revell is also a director of St. Joe Corporation and Dycom Industries, Inc.

William D. Griffin is the Founder of the Company, and was its Chairman and Chief Executive Officer from its inception in 1988 until his resignation in September 1997. Mr. Griffin was a member of the Florida Governor's Task Force on Workers' Compensation in 1988, and served as chairman of the Marketplace, Conduct Standards, and Statistics Committee of the Governor's Oversight Board in 1990. Mr. Griffin also served on the Board of Directors of the Florida Workers' Compensation Joint Underwriting Association, Inc. from 1993 to 1994.

Thomas S. Hall served as Senior Vice President-Corporate Development of the Company from October 1995 until his resignation in June 1997. Mr. Hall was a Senior Vice President of the Company and President of RISCORP U.S. Group from 1992 to 1995. Mr. Hall served as President and Chief Executive Officer of Chautauqua Airlines (d/b/a U. S. Air Express) from 1990 to 1992.

Fred A. Hunt served as a Senior Vice President of the Company and President of the Company's Risk & Insurance Solutions Group from October 1995 until his resignation in June 1997. Mr. Hunt was the Company's Senior Vice President and President of P&C Services Division from 1994 to 1995. Mr. Hunt served in various capacities with Liberty Mutual Insurance Company from 1973 to 1993, most recently as Vice President and Manager of Underwriting Operations.

James A. Malone served as President of the Company from 1993 until his resignation in June 1997. Mr. Malone joined the Company in 1990 as Vice President of Operations, and was named Senior Vice President and Chief Operating Officer in 1991. Prior to joining the Company, Mr. Malone was Director of Risk Management for Kentucky Fried Chicken, Inc., a subsidiary of PepsiCo, Inc., from April 1990 to November 1990. Mr. Malone served as Manager of Risk Financing for Batus, Inc. from 1988 to 1990.

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

        Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no SEC Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during 1996, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements, except for the following:
Thomas E. Danson, Jr., Paul F. DiFrancesco, Richard A. Halloy and William D. Griffin each filed a Form 4 late.

Item 11.          Executive Compensation

     The following table sets forth the compensation received by the Company's Chief Executive Officer and the four highest paid executive officers for services rendered to the Company in 1994, 1995 and 1996.

                          SUMMARY COMPENSATION TABLE*

                                                                                         Securities
                                                                                         Under-       All Other
Name and                                        Annual Compensation                      lying        Compen-
Principal Position                 Year         Salary          Bonus       Other        Options      sation (1)
----------------------------------------------------------------------------------------------------------------

William D. Griffin                 1996       $751,416     $  907,241     $18,907(2)             -    $17,547(5)
 Chairman and Chief                1995        720,000      5,609,583      46,571(3)             -     13,685(5)
 Executive Officer                 1994        720,000      4,173,304      53,838(4)             -     16,567(5)

James A. Malone                    1996        327,500              -              -             -     35,098(6)
President and                      1995        300,000        255,904              -       150,770     33,876(6)
Chief Operating                    1994        245,000        317,149              -       929,550     33,906(6)
Officer

Thomas S. Hall                     1996        223,750         44,750              -        20,000     33,291(7)
 Senior Vice President-            1995        205,000         20,695              -        73,303     34,652(7)
 Corporate Development             1994        153,500        278,966              -       155,063     34,000(7)

Fred A. Hunt                       1996        200,000         20,000              -        20,000     12,573(8)
 Senior Vice President-Risk &      1995        163,165         93,615              -        73,153      4,543(9)
 Insurance Solutions               1994        101,935         54,290              -       132,991      35,000(10)

Steven J. Berling                  1996        208,333         52,083              -        20,000       3,831(11)
 Senior Vice President-            1995        190,306         34,594              -        72,632         734(12)
 Managed Care Services             1994         54,808          7,811              -        55,381     -
*There  were no  restricted  stock  awards or LTIP  payouts  during the  periods covered.

(1) Includes amounts deferred by the executive pursuant to the Company's 401(k)plan and the Company's cafeteria plan.
(2) Includes (i) a $4,591 automobile usage allowance and (ii) a $14,316 aircraft usage allowance. For a further description of the terms of Mr. Griffin's employment agreement, see "Compensation Arrangements upon Resignation, Retirement or Other Termination; Employment Agreements."
(3) Includes (i) a $13,936 automobile usage allowance and (ii) a $32,635 aircraft usage allowance.
(4) Includes (i) a $13,000 automobile usage allowance and (ii) a $40,838 aircraft usage allowance.
(5) Includes (i) $9,103, $7,709 and $8,394 cash surrender value of life insurance policies in effect in 1996, 1995 and 1994, respectively and
        (ii) $7,574, $5,976 and $8,173 in annual fees for a country club membership in 1996, 1995 and 1994, respectively. Also includes $870 group term life insurance premiums in 1996.
(6) Includes (i) $30,117, $30,000 and $30,000 in allocations to the participant's account in the Company's defined contribution plan in 1996, 1995 and 1994, respectively and (ii) $4,651, $3,876 and $3,906 in annual fees for country club membership in 1996, 1995 and 1994, respectively. Also includes $330 group term life insurance premiums in 1996.
(7) Includes (i) $30,117, $30,000 and $30,000 in allocations to the participant's account in the Company's defined contribution plan in 1996, 1995 and 1994, respectively and (ii) $2,943, $4,652 and $4,000 in annual fees for country club membership in 1996, 1995 and 1994, respectively. Also includes $231 group term life insurance premiums in 1996.
(8) Includes (i) $5,988 in allocations to the participant's account in the Company's defined contribution plan, (ii) $6,063 in annual fees for country club membership, and (iii) $522 for group term life insurance premiums.
(9)     Represents $4,543 in annual fees for country club membership.
(10)    Relocation Reimbursement.
(11) Represents a $3,274 allocation to the participant's account in the Company's defined contribution account and $557 for group term life insurance.
(12)    Represents annual fees for country club membership.

Compensation of Directors

        Directors who are not employees of the Company are paid $40,000 annually plus $1,000 for each Board meeting attended, and $1,000 for each day of committee meetings attended if such meeting day occurs on a day other than that of a scheduled meeting of the Board of Directors. In addition, the Company reserved 10,000 shares of Common Stock for future issuance upon the exercise of stock options that may be granted to such non-employee directors. During 1996, Messrs. Greene and Revell were granted options to purchase 1,000 shares each of the Company's Class A Common Stock at an exercise price of $19.00 per share. During 1996, Mr. Goode was granted options to purchase 1,000 shares of the Company's Class A Common Stock at an exercise price of $4.44 per share. These options vest 25% per year beginning two years from the option grant date. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

Stock Option Grants

        The following table shows information concerning options granted in 1996 to the officers shown in the Compensation Table at the end of 1996. The options vest at the rate of 25% per year beginning on the second anniversary of the date of grant.

                                                            Option/SAR Grants in Last Fiscal Year*

---------------------------------------------------------------------------------------------- ----------------------------
                                      Individual Grants

----------------------------------------------------------------------------------------------
                                                    Percent Of
                                                      Total                                    Potential Realizable Value
                                    Number Of        Options                                   At Assumed Annual Rates Of
                                    Securities      Granted To                                  Stock Price Appreciation
                                    Underlying      Employees     Exercise Or                        For Option Term
                                     Options        In Fiscal        Base        Expiration
             Name                  Granted (#)         Year      Price ($/Sh)       Date          5% ($)        10% ($)
              (a)                      (b)             (c)            (d)            (e)            (f)           (g)
-------------------------------- ----------------- ------------- -------------- -------------- -------------- -------------

William D. Griffin                              0             0        $     0            N/A    $         0             $
                                                                                                                         0
James A. Malone                                 0             0              0            N/A              0             0
Thomas S. Hall                             20,000            3%           4.50       11/18/08         73,800       207,000
Fred A. Hunt                               20,000            3%           4.50       11/18/08         73,800       207,000
Steven J. Berling                          20,000            3%           4.50       11/18/08         73,800       207,000

*No SARs have been granted.


Option Exercises and Year-End Option Values

        The following table shows information concerning options exercised during 1996 and options held by the officers shown in the Summary Compensation Table at the end of 1996.

                             Shares                      Number of Securities             Value of Unexercised
                          Acquired on                   Underlying Unexercised            In-the-Money Options
                                           Value      Options at Fiscal Year-End        at Fiscal Year-End (1) (2)
                                                      --------------------------        --------------------------
Name                        Exercise     Realized    Exerciseable   Unexercisable     Exercisable     Unexercisable
----                        --------     --------    ------------   -------------     -----------     -------------

William D. Griffin             -             -             -              -                -                -

James A. Malone                -             -             524,175         556,145       $1,129,795    $        8,134

Thomas S. Hall                 -             -              38,766         209,600              775             2,326

Fred A. Hunt                   -             -              33,228         192,836              665             1,994

Steven J. Berling              -             -              13,845         134,168              277               831

(1)  Based on the closing market price on December 31, 1996 of $3.63 per share.
(2)  Based on the closing market price on October 10, 1997 of $0.625 per share, there were no in-the-money options.

Stock Option Plan

        The Company's Stock Option Plan (the "Option Plan") provides for the grant of stock options to eligible employees and consultants of the Company. The Option Plan is intended to provide participants with an opportunity to increase their stock ownership in the Company and to give them an additional incentive to promote the financial success of the Company. Pursuant to the Option Plan, the Company may grant nonqualified stock options to employees (including officers and directors who are employees) and consultants. William D. Griffin, an officer and director of the Company, is not eligible to participate in the Option Plan. A total of 3,118,832 shares of Class A Common Stock has been reserved for issuance under the Option Plan. As of December 31, 1996, the Company had granted stock options covering 3,078,779 shares of Class A Common Stock to various employees (including options to purchase 1,927,542 shares issued to executive officers) at exercise prices ranging from $0.72 to $19.00 per share. Each exercise price was determined to be not less than the fair market value of the Class A Common Stock on the date of grant, except for grants to James A. Malone to purchase 387,314 shares on October 10, 1994 and 2,604 shares on March 24, 1995. In November 1996, the Stock Option Committee amended the exercise price on all options with an exercise price greater than $4.50 per share to $4.50 per share, the fair market value of the Class A Common Stock on the date of the amendment. As of December 31, 1996, the exercise prices range from $0.72 to $4.50 per share.

        The Stock Option Plan Committee is authorized to administer the Option Plan, including selection of employees and consultants of the Company to whom options may be granted. The Stock Option Committee also determines the number of shares, the exercise price, the terms, any conditions on exercise and other terms of each option. There is no limit on the term of the options. Options granted under the Option Plan generally vest over a period of five years. The option price is payable in full upon exercise, and payment may be made in cash, by delivery of shares of Class A Common Stock (valued at fair market value at the time of exercise), or by such other consideration as the Stock Option Committee may approve at the time of grant. The options are non-transferable other than by will or by the laws of descent and distribution and must be exercised by the optionee during the period of his employment with the Company or within a specified period following termination of employment. The Option
Plan may be amended or terminated at any time by the Board of Directors, although certain amendments require shareholder approval. The Option Plan terminates in November 2005.

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

Compensation Arrangements upon Resignation, Retirement or Other Termination; Employment Agreements

        The Company had entered into employment agreements with Messrs. Malone, Hall, Hunt, and Berling, providing for base salaries of $330,000, $225,000, $200,000 and $210,000, respectively. These employment agreements have a term of one year (which automatically renew for successive one year periods unless terminated) and allow the employee to participate in the Company's employee benefit plans. Under the employment agreements, the Company may terminate the employee at any time. If the employee's employment is terminated by the Company for other than "Cause" (as defined in the employment agreements), or the employee voluntarily terminates his employment for "Good Reason" due to a material modification, without the employee's written consent, of his duties, compensation or scope of responsibilities, then the Company must pay the employee an amount equal to one year of the employee's base salary in effect on the effective date of termination, payable without interest in twelve equal monthly installments. During the twelve months, following the date the employee is terminated for other than Cause, the employee may not compete with the Company. If the Company terminates the Employee for other than "Cause" or the Employee voluntarily terminates his employment for Good Reason (a) within 2 years of a "Change of Control" (as defined in the employment agreements) or (b) within 120 days of a "Potential Change of Control" (as defined in the employment agreements), then the Company must pay the Employee an amount equal to three times the employee's base salary in effect on the effective date of termination, payable in a lump sum. In the event the employee is terminated after a change of control, the non-compete period is two years. If the employee voluntarily terminates his employment for other than Good Reason, or his employment terminates due to disability, or if the Company terminates the employee's employment for Cause, then the Company will pay the employee a lump sum payment equal to the portion of his base salary accrued through the date his employment terminates.

        In accordance with his employment agreement, in effect prior to the Company's initial public offering, Mr. Griffin's compensation includes an annual base salary of $750,000, quarterly incentives of up to $750,000 per year based on premiums written and revenues earned, and an annual bonus to be determined in the discretion of the Board of Directors. This employment agreement will extend until the earlier of the fifth anniversary of a change of control of the Company or Mr. Griffin's 65th birthday. The employment agreement contains a covenant prohibiting competition in the workers' compensation insurance or services fields in the United States which continues for a period of two years after the termination of his employment with the Company. The employment agreement provides that if Mr. Griffin is terminated by the Company after a change of control of the Company, he will be entitled to receive within 14 days of his termination date, a lump sum termination payment equal to his total taxable compensation during the three most recent calendar years, plus an amount equal to his annual salary for the year in which termination occurs, subject to the parachute limitations set forth in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. In addition, the employment agreement provides for a separate registration rights agreement, which grants to Mr. Griffin certain rights related to shares of the Company's Class B Common Stock beneficially owned by him. Under the employment agreement, the Company has also granted Mr. Griffin the right to use certain intellectual property owned by the Company bearing the name Griffin or any derivation thereof and the griffin design owned by the Company. The Company and Mr. Griffin have reserved their rights as to whether any severance is due to Mr. Griffin due to his recent resignation. See "Business - Recent Developments - Restructuring."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 1996 information as to the Company's Common Stock beneficially owned by: (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table,
(iii) all directors and executive officers of the Company as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.


                  Amount and Nature of Beneficial Ownership (2)

                                                    Class A Common                     Class B Common
Name and Address of
Beneficial Owner (1)                            Number          Percent          Number          Percent
--------------------------------------------------------------------------------------------------------

William D. Griffin (3)                              --                *      22,176,052              91%
James A. Malone (4)                            526,389               4%              --                *
Steven J. Berling (5)                           13,938                *              --                *
Thomas S. Hall (6)                              39,027                *              --                *
Richard A. Halloy (7)                            4,488                *              --                *
Fred A. Hunt (8)                                33,451                *              --                *
L. Scott Merritt (9) (10)                       13,938                *       2,158,391               9%
George E. Greene III (11)                          200                *              --                *
Walter L. Revell (12)                               --                *              --                *
Seddon Goode, Jr. (13)                              --                *              --                *
                                           ------------            ----     -----------         --------
All directors and officers as a group          631,431               5%      24,334,443             100%
(10 persons) (14)

*Less than 1%

(1) The business address for Messrs. Griffin, Malone, Berling, Hall, Halloy, Hunt, Merritt, Greene, Revell and Goode is 1390 Main Street, Sarasota, Florida 34236.
(2) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission Rules, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(3)     Mr. Griffin's shares are Class B Common Stock and are beneficially owned by Mr. Griffin through one corporation and two limited partnerships. (4) Represents shares of Class A Common Stock subject to options that are currently exercisable. Mr. Malone also has options to acquire 553,931 additional shares of Class A Common Stock that are not exercisable within 60 days.
(5) Represents shares of Class A Common Stock subject to options that are currently exercisable. Mr. Berling also has options to acquire
        134,075 shares of Class A Common Stock that are not exercisable within 60 days.
(6) Represents shares of Class A Common Stock subject to options that are currently exercisable. Mr. Hall also has options to acquire 209,339 shares of Class A Common Stock that are not exercisable within 60 days.
 (7) Represents 1,700 shares of Class A Common Stock owned directly and 2,788 shares of Class A Common Stock subject to options that are currently exercisable. Mr. Halloy also has options to acquire 133,363 shares of Class A Common Stock that are not exercisable within 60 days.

(8) Represents shares of Class A Common Stock subject to options that are currently exercisable. Mr. Hunt also has options to acquire 192,613 shares of Class A Common Stock that are not exercisable within 60 days.
(9) Includes 13,938 shares of Class A Common Stock subject to options held by Mr. Merritt that are currently exercisable. Mr. Merritt also has options to acquire 89,536 shares of Class A Common Stock that are not exercisable within 60 days.
(10) Mr. Merritt holds 2,158,391 shares of Class B Common Stock as trustee of certain irrevocable trusts created by Mr. Griffin for the benefit of his children. Mr. Griffin disclaims beneficial ownership of those shares.
(11) Mr. Greene owns 200 shares of Class A Common Stock directly and ha options to acquire 8,500 shares of Class A Common Stock that are not exercisable within 60 days.
(12) Mr. Revell has options to acquire 8,500 shares of Class A Common Stoc that are not exercisable within 60 days.
(13) Mr. Goode has options to acquire 8,500 shares of Class A Common Stock that are not exercisable within 60 days.
(14) Includes shares subject to options held by all directors and executive officers that are exercisable within 60 days.

Item 13.           Certain Relationships and Related Transactions

        Prior to the initial public offering of the Company in February, 1996, the Company and its predecessor and subsidiary entities were wholly-owned by William D. Griffin and trusts for the benefit of his children and certain loans and other business transactions between the Company, Mr. Griffin and entities owned or controlled by him were structured for reasons related to family business and estate planning. Prior to September 18, 1997, Mr. Griffin was an officer and a director of all entities. Business transactions with Mr. Griffin or other officers or directors must now be approved by a majority of outside directors and are made on terms no less favorable to the Company than could be obtained from unrelated third parties.

        Prior to the consummation of the initial public offering, the Company completed a reorganization of its existing corporate structure with the result that RISCORP, Inc. became a holding company with several direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, William D. Griffin was the sole beneficial shareholder of the Common Stock of the Company. Through a series of transactions that met the requirements of Section 351 of the Internal Revenue Code of 1986, as amended, several entities previously owned by Mr. Griffin became subsidiaries of the Company. In addition, RONC, which was owned by three trusts for the benefit of Mr. Griffin's children, became a wholly-owned subsidiary of the Company through a share exchange merger.

        RONC was an S Corporation prior to the Reorganization and declared in-kind dividends in an amount equal to substantially all of its estimated undistributed S Corporation earnings through the date of the Reorganization, with a value in the amount of $1.4 million.

Transactions Terminated During 1996

Loans Made by the Company

        The Company was the lender pursuant to five revolving credit agreements, either with William D. Griffin or with certain entities controlled by Mr.
Griffin:  (i) a $100,000  line of credit in favor of Custodial  Engineers,  Inc.

("CEI"), bearing interest at the prime rate of First Union National Bank of North Carolina ("First Union") plus one percent; (ii) a $1.0 million line of credit in favor of CMI Aviation Services, Inc. ("CMI"), bearing interest at the prime rate of First Union plus one percent; (iii) a $200,000 line of credit in favor of Five Points Properties, Inc. ("FPP"), bearing interest at the prime rate of First Union plus one percent; (iv) a $100,000 line of credit in favor of Millennium Health Services Limited ("MHSL"), bearing interest at the prime rate of NationsBank of Florida, N.A. ("NationsBank"); and (v) a $2.0 million line of credit in favor of Mr. Griffin individually, bearing interest at the prime rate of First Union plus one percent. As of December 31, 1995, approximately $0, $833,000, $350,000, $31,000, and $1.3 million, respectively, were outstanding under these lines of credit including accrued interest.

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

        On July 1, 1994, the Company loaned RHP $2.0 million. Mr. Griffin owns approximately 95% of the stock of RHP. The loan had a maturity date of July 1, 2001 with interest accruing at prime rate plus 1%. The aggregate principal amount outstanding under this loan as of December 31, 1995, was approximately $2.2 million.

        On July 3, 1995, RONC loaned $3.1 million to JoFoKe Investments, Inc., a Florida corporation controlled by Mr. Griffin. The loan had a maturity date of June 30, 1996. The aggregate principal amount outstanding under this loan, as of December 31, 1995, was approximately $1.7 million. This loan accrued interest at the SouthTrust Bank of Alabama prime rate plus 1.5% per annum.

        Mr. Griffin repaid all of the above listed indebtedness in March 1996, with the exception of the loan to RHP, which was repaid in September 1996. The Company does not intend to make loans to Mr. Griffin or other directors or their family members, or entities under their control.

Loan Made to the Company

        On December 15, 1995, the RISCORP Group Holding Company, Limited Partnership ("RGHLP") loaned $1.0 million to the Company in connection with the acquisition of CompSource, Inc. RGHLP is a limited partnership controlled by Mr. Griffin. The loan accrued interest at LIBOR plus 3% per annum and had a maturity date of April 1, 1996. This loan was repaid in March 1996.

Services Provided to the Company

        The Company entered into certain lease agreements in 1993 and 1994 with CMI Aviation Services, Inc. ("CMI"), whereby the Company leased two aircraft. In September 1995, the parties terminated one of the lease agreements. The remaining lease required a minimum monthly rental amount of $34,000, on a bare plane basis. This lease was amended in May 1996 due to the acquisition of a new plane by CMI. The amended lease provided for a minimum monthly rental amount of $50,000. Effective July 1, 1996, the lease agreement with CMI was amended again to provide that the Company would pay no minimum monthly rental, but would pay $900 per hour for the actual use of the plane. The aggregate amounts paid by the Company to CMI in the fiscal year ending December 31, 1996 was $223,350. Gryphus Development Group ("GDG"), a corporation owned by Mr. Griffin, provides all other services related to the aircraft (e.g., salaries of the pilots and the rest of the flight crews, hangar fees, and other operating costs related to the aircraft). Prior to May 1996, the Company paid GDG $60,000 a month for its services, which the Company believed would be GDG's approximate cost. Due to the acquisition of the new plane by CMI in May 1996, the agreement with GDG was amended to provide for payments of $96,000 per month for the services related to the aircraft. Effective July 1, 1996, the agreement with GDG was amended again to provide that the Company would pay no minimum monthly amount, but would pay $2,500 per hour for the actual services performed by GDG. The arrangements between the Company and CMI and GDG related to the plane lease and the aircraft related services were terminated completely effective March 31, 1996.

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

        In November 1995, the Company entered into six computer equipment and software leases with Gryphus Financial Services, Inc. ("GFS"), a company controlled by Mr. Griffin. Five of the equipment leases are for a term of 36 months and one equipment lease is for a term of 24 months. The aggregate annual payments under the equipment leases during 1996 was approximately $100,000. These leases were sold by GFS to an unrelated financial institution during 1996.

Services Provided by the Company

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

Workers'  Compensation Managed Care Arrangement

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

Services Provided to the Company

         In 1994, Mr. Griffin began leasing parking facilities to the Company at its Sarasota office. Lease payments under this arrangement were approximately $24,000 per month. During 1996, the Company paid $317,458 under this lease. In February 1997, the lease agreement was amended to reduce the monthly rental to $16,960 per month.

        Mango Excess Insurance Agency, Inc., a Florida corporation ("Mango"), a company owned and controlled by Mr. Griffin, acts as a reinsurance broker to the Company in obtaining reinsurance for the Company's insurance subsidiaries, and some of its self-insured clients. The commission payable to Mango and the other terms and conditions of this relationship do not exceed industry standards for such arrangements. In 1996, the Company paid Mango commissions of $0.9 million.

Services Provided by the Company

         In 1996, the Company entered into a Bilateral Administrative Services Cost Sharing Agreement with RHP, a company owned and controlled by Mr. Griffin. This agreement is intended to ensure that costs shared by the two companies will be fairly allocated between them. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to RHP. RHP provides certain client services, medical provider management, credentialing and utilization management to the Company for its health indemnity products. The Company has agreed not to compete with RHP in the development or marketing of an HMO or other managed care health plan product and RHP has agreed not to compete with the Company in offering workers' compensation insurance services. The two companies will reimburse one another for the actual costs of providing the personnel services and other support, and sharing the other resources required by the agreement. The agreement is for a term of five years and can be renewed for an additional five-year term, but is also terminable at will by 180-days' notice by either party. During 1996, the Company received a net amount of $410,158 from RHP under this agreement.

        Effective as of January 1, 1996, the Company entered into an Administrative Services Cost Sharing Agreement with GDG. This agreement is intended to ensure that costs incurred by the Company on behalf of GDG are reimbursed to the Company. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to GDG. GDG will reimburse the Company for the actual costs of providing the personnel services and other support. The agreement is for a term of five years and can be renewed for an additional five year term, but is also terminable at will by 180-days' notice by either party. During 1996, the Company received $86,363 from GDG under this agreement.

 Investment Services

        The Company provided administrative services to Merritt & Company. During 1996, the Company received approximately $86,276 for those services. The sole shareholder of Merritt & Company is L. Scott Merritt, former officer and Director and the trustee for certain trusts which will own more than 5% of the Class B Common Stock. Mr. Merritt became employed by the Company on January 1, 1995. During 1996, Merritt & Company provided investment services to two customers of the Company. During 1997, Merritt & Company's services were discontinued.

License Arrangement

         RHP pays a fee of 0.5% of all RHP revenues to the Company for the right to use the RISCORP name and related trade designs and logos. During 1996, the Company received $50,826 as a license fee from RHP. The Company and RHP share contractual rights to a medical provider network utilized by both the Company and RHP in delivering provider services. In addition, Comprehensive Care Systems, Inc., 100% of the stock of which is owned by Mr. Griffin, also has the right to access provider services under the network upon payment of a commercially reasonable access charge to RHP and the Company, as determined by the outside directors. The contract for the provider network provides that the Company shall continue to have unrestricted access to the network on terms and conditions at least equal to any other use of the network. The cost of developing and maintaining the provider network is prorated between RHP and the Company on a member usage basis. During 1996, RHP paid the Company $139,016 under this arrangement for costs incurred by the Company attributable to RHP.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8 - K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

               Independent Auditors' Report...............................................................F-1
               Consolidated Balance Sheets at December 31, 1996 and 1995..................................F-3
               Consolidated Statements of Income for the Years Ended December 31, 1996,
               1995 and 1994..............................................................................F-5
               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
               December 31, 1996, 1995 and 1994...........................................................F-6
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
               1995 and 1994..............................................................................F-7
               Notes to Consolidated Financial Statements.................................................F-9

    2.   Financial Statement Schedules

                 I- Summary of investments - other than investments in related parties....................F-42
                II- Condensed financial information of registrant.........................................F-43
                IV- Reinsurance...........................................................................F-46
                VI- Supplemental information concerning property-casualty insurance operations............F-47

         All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

    3.   Exhibits

         Set forth in paragraph (c) below.

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

         (c)   Exhibits

               The following are filed as exhibits to this report:

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            3.1                    -Amended and Restated Articles of
                                       Incorporation.*  (Incorporated  herein by
                                       reference  to Exhibit 3.1 to RISCORP's
                                       Amendment  No. 4 to Form S-1, as of
                                       February 28, 1996, Commissions File
                                       Number 33-99760)
            3.2                    -Bylaws.* (Incorporated herein by reference
                                       to Exhibit 3.2 to RISCORP's Amendment
                                       No. 4 to Form S-1, as of
                                       February 28, 1996, Commissions File
                                       Number 33-99760)
            4.1                    -Form of Common Stock Certificate.*
                                      (Incorporated herein by reference to
                                       Exhibit 4.1 to RISCORP's Amendment No. 4
                                       to Form S-1, as of February 28, 1996,
                                       Commissions File Number 33-99760)
           10.1 -$28,000,000 Credit Agreement, dated as of December 16, 1994, by and between First Union National Bank of North Carolina and the Company (f/k/a RISCORP Group Holdings, Inc.), as amended by a
                                       First  Amendment  to  Credit   Agreement,
                                       dated as of  December  30,  1994,  and as
                                       amended by a Second  Amendment  to Credit
                                       Agreement,  dated  as of June  1,  1995.*
                                       (Incorporated   herein  by  reference  to
                                       Exhibit 10.1 to RISCORP's Amendment No. 4
                                       to Form S-1,  as of  February  28,  1996,
                                       Commissions File Number 33-99760)
            10.2 -Amended and Restated Note Purchase Agreement, dated as of January 1, 1995, by and between American Re-Insurance Company and the Company.* (Incorporated herein by reference to Exhibit 10.2 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.3                   -$2,400,000 Term Note, date
                                       November 9, 1994, delivered by RISCORP
                                       Acquisition, Inc. to Governmental Risk
                                       Insurance Trust.* (Incorporated herein by
                                       reference to Exhibit 10.3 to RISCORP's
                                       Amendment No. 4 to Form S-1, as of
                                       February 28, 1996, Commissions File
                                       Number 33-99760)
            10.4                   -$2,000,000  Surplus Note,  dated July 1,
                                       1994,  executed and  delivered by RISCORP
                                       Health  Plans,  Inc. to RISCORP  Property
                                       and  Casualty  Insurance  Company,   Inc.
                                       (f/k/a   Florida   Interstate   Insurance
                                       Company).*    (Incorporated   herein   by
                                       reference  to Exhibit  10.4 to  RISCORP's
                                       Amendment  No.  4  to  Form  S-1,  as  of
                                       February  28,  1996,   Commissions   File
                                       Number 33-99760)
            10.5                   -Amended  and  Restated  Loan  Agreement,
                                       dated  as of  November  1,  1995,  by and
                                       between  JoFoKe  Investments,   Inc.  and
                                       RISCORP   of   North   Carolina,    Inc.*
                                       (Incorporated   herein  by  reference  to
                                       Exhibit 10.5 to RISCORP's Amendment No. 4
                                       to Form S-1,  as of  February  28,  1996,
                                       Commissions File Number 33-99760)
            10.6                   -$100,000   Revolving  Credit  Agreement,
                                       dated as of January 1, 1993, by and among
                                       Custodial  Engineers,  Inc., as borrower,
                                       William D.  Griffin,  as  guarantor,  and
                                       RISCORP  Management  Services,  Inc.,  as
                                       lender,  as  amended  by  a  Modification
                                       Agreement,  dated as of June  30,  1994.*
                                       (Incorporated   herein  by  reference  to
                                       Exhibit 10.6 to RISCORP's Amendment No. 4
                                       to Form S-1,  as of  February  28,  1996,
                                       Commissions File Number 33-99760)
            10.7                   -$1,000,000  Revolving Credit  Agreement,
                                       dated as of January 1, 1993, by and among
                                       CMI Aviation Services,  Inc. (f/k/a Cocky
                                       McGriffin,  Inc.) as borrower, William D.
                                       Griffin,   as   guarantor,   and  RISCORP
                                       Management Services,  Inc., as lender, as
                                       amended  by  a  Modification   Agreement,
                                       dated as of June 30, 1994.* (Incorporated
                                       herein by  reference  to Exhibit  10.7 to
                                       RISCORP's Amendment No. 4 to Form S-1, as
                                       of February  28, 1996,  Commissions  File
                                       Number 33-99760)
            10.8                   -$100,000   Revolving  Credit  Agreement,
                                       dated as of July 1, 1993,  by and between
                                       Five   Points   Properties,    Inc.,   as
                                       borrower,    William   D.   Griffin,   as
                                       guarantor,    and   RISCORP    Management
                                       Services,  Inc., as lender, as amended by
                                       a  Modification  Agreement,  dated  as of
                                       June 30, 1994.*  (Incorporated  herein by
                                       reference  to Exhibit  10.8 to  RISCORP's
                                       Amendment  No.  4  to  Form  S-1,  as  of
                                       February  28,  1996,   Commissions   File
                                       Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            10.9                   -$100,000   Revolving  Credit  Agreement,
                                       dated as of  November  30,  1994,  by and
                                       between   Millennium   Health   Services,
                                       Limited,   as   borrower,   and   RISCORP
                                       Management  Services,  Inc.,  as lender.*
                                       (Incorporated   herein  by  reference  to
                                       Exhibit 10.9 to RISCORP's Amendment No. 4
                                       to Form S-1,  as of  February  28,  1996,
                                       Commissions File Number 33-99760)
            10.10                  -$2,000,000  Revolving Credit  Agreement,
                                       dated as of January 1, 1993, by and among
                                       the Company (f/k/a Petty Cash Properties,
                                       Inc.),  as borrower,  William D. Griffin,
                                       as  guarantor,   and  RISCORP  Management
                                       Services,  Inc., as lender. as amended by
                                       a  Modification  Agreement,  dated  as of
                                       June 30, 1994.*  (Incorporated  herein by
                                       reference  to Exhibit  10.10 to RISCORP's
                                       Amendment  No.  4  to  Form  S-1,  as  of
                                       February  28,  1996,   Commissions   File
                                       Number 33-99760)
           10.11                   -$2,000,000  Revolving Credit  Agreement,
                                       dated  as of  January  1,  1993,  by  and
                                       between William D. Griffin,  as borrower,
                                       and RISCORP Management Services, Inc., as
                                       lender,  as  amended  by  a  Modification
                                       Agreement,  dated as of June  30,  1994.*
                                       (Incorporated   herein  by  reference  to
                                       Exhibit 10.11 to RISCORP's  Amendment No.
                                       4 to Form S-1, as of February  28,  1996,
                                       Commissions File Number 33-99760)
           10.12                   -Loan Agreement,  dated as of January 25,
                                       1994,   by  and  among   NationsBank   of
                                       Florida,   N.A.,   William  D.   Griffin,
                                       RISCORP   Management   Services,    Inc.,
                                       RISCORP  of  Florida,  Inc.,  Specialized
                                       Risk  Administrators,  Inc.,  Petty  Cash
                                       Properties, Inc., Five Points Properties,
                                       Inc., and Sarasota International Risk and
                                       Insurance Services, Inc., as amended by a
                                       Loan Agreement, dated January 3, 1995, by
                                       and among  NationsBank of Florida,  N.A.,
                                       William  D.   Griffin   and  Five  Points
                                       Properties, Inc.* (Incorporated herein by
                                       reference  to Exhibit  10.12 to RISCORP's
                                       Amendment  No.  4  to  Form  S-1,  as  of
                                       February  28,  1996,   Commissions   File
                                       Number 33-99760)
           10.13                  -$2,500,000 Loan Assumption Agreement, dated
                                      April 29, 1994, by and among Five Point
                                      Properties, Inc., as borrower, William D.
                                      Griffin, as guarantor, and RISCORP
                                      Management Services, Inc., as lender.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.13 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
           10.14                  -$2,400,000    Promissory    Note,   dated
                                      November 9, 1994,  executed and  delivered
                                      by  RISCORP  Acquisitions,  Inc.  and Self
                                      Insurors Service Bureau, Inc. to W. Gerald
                                      Fiser,   as  modified  by  the  Settlement
                                      Agreement, dated May 1, 1995, by and among
                                      W. Gerald  Fiser,  Self  Insurors  Service
                                      Bureau, Inc., RISCORP Acquisitions,  Inc.,
                                      and RISCORP Group  Holdings,  L.P.;  Stock
                                      Purchase  Agreement,  dated as of November
                                      4,   1994,   by   and   between    RISCORP
                                      Acquisitions,  Inc., Self Insurors Service
                                      Bureau,  Inc. and W. Gerald  Fiser,  Stock
                                      Pledge Agreement,  dated as of November 9,
                                      1994, by and between RISCORP Acquisitions,
                                      Inc.,   and  W.  Gerald  Fiser,   Security
                                      Agreement,  dated as of  November 9, 1994,
                                      by  and  between  Self  Insurors,  Service
                                      Bureau,   Inc.   and  W.   Gerald   Fiser,
                                      Guarantee Agreement,  dated as of November
                                      9,  1994,  by and  between  RISCORP  Group
                                      Holdings,   L.P.,  and  W.  Gerald  Fiser,
                                      Security  Coordinating  Agreement,   dated
                                      November  9, 1994 by and among,  W. Gerald
                                      Fiser, RISCORP Acquisitions, Inc., RISCORP
                                      Group  Holdings,  L.P.,  and Self Insurors
                                      Service Bureau, Inc.* (Incorporated herein
                                      by reference to Exhibit 10.14 to RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
           10.15                  -Form of Agency  Agreement  by and between
                                      the independent  insurance  agents and the
                                      Company's workers' compensation  insurance
                                      subsidiaries.*   (Incorporated  herein  by
                                      reference  to Exhibit  10.15 to  RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

          10.16                   -Florida  Workers'   Compensation  Managed
                                      Care  Agreement,  dated July 30, 1995,  by
                                      and among RISCORP Insurance Company, Inc.,
                                      RISCORP   Management    Services,    Inc.,
                                      Sarasota  International Risk and Insurance
                                      Services,  Inc.,  and Humana Medical Plan,
                                      Inc.* (Incorporated herein by reference to
                                      Exhibit 10.16 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
           10.17                  -Florida  Workers'   Compensation  Managed
                                      Care  Agreement,  dated July 30, 1995,  by
                                      and among  RISCORP  Property  and Casualty
                                      Insurance    Company,     Inc.,    RISCORP
                                      Management   Services,    Inc.,   Sarasota
                                      International Risk and Insurance Services,
                                      Inc.,  and  Humana  Medical  Plan,   Inc.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.17 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
           10.18                  -Florida  Workers'   Compensation  Managed
                                      Care Agreement,  dated January 1, 1995, by
                                      and among RISCORP Insurance Company, Inc.,
                                      RISCORP  Property and  Casualty  Insurance
                                      Company,  Inc. and RISCORP  Health  Plans,
                                      Inc.* (Incorporated herein by reference to
                                      Exhibit 10.18 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
           10.19                  -Aircraft Lease,  dated February 12, 1993,
                                      by   and   between   RISCORP    Management
                                      Services, Inc. and CMI Aviation Services.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.19 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
           10.20                  -Aircraft Lease,  dated December 24, 1994,
                                      by   and   between   RISCORP    Management
                                      Services, Inc. and CMI Aviation Services.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.20 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
           10.21                  -Split Dollar Agreement,  dated as of June
                                      1, 1995, by and among  RISCORP  Management
                                      Services, Inc., William D. Griffin, and L.
                                      Scott Merritt, as trustee,  for payment of
                                      premiums for split-dollar life insurance.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.21 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.22                 -Split Dollar Agreement,  dated as of July
                                      1, 1994, by and among  RISCORP  Management
                                      Services, Inc., William D. Griffin, and L.
                                      Scott  Merritt,  as trustee for payment of
                                      premiums for split-dollar life insurance.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.22 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.23                 -Pooling Agreement, dated as of January 1,
                                      1995,  by and  between  RISCORP  Insurance
                                      Company,  Inc.  and RISCORP  Property  and
                                      Casualty    Insurance    Company,    Inc.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.23 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.24                 -Workers'    Compensation    Quota   Share
                                      Re-Insurance   Agreement,   dated   as  of
                                      December 27, 1994,  by and among  American
                                      Re-Insurance  Company,  RISCORP  Insurance
                                      Company,  Inc.,  and RISCORP  Property and
                                      Casualty    Insurance    Company,    Inc.+
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.24 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.25                 -Workers'   Compensation  Excess  of  Loss
                                      Reinsurance  Agreement,  dated  January 1,
                                      1995,  by  and  among  RISCORP   Insurance
                                      Company,   Inc.,   RISCORP   Property  and
                                      Casualty Insurance  Company,  Inc., Signet
                                      Star Reinsurance Company, Republic Western
                                      Insurance  Company,  and  TIG  Reinsurance
                                      Company, as reinsurers.+* (Incorporated herein by reference to Exhibit 10.25 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            10.26                 -Workers'   Compensation  Excess  of  Loss
                                      Reinsurance Agreement, dated September 29,
                                      1995,  by  and  among  RISCORP   Insurance
                                      Company,   Inc.,   RISCORP   Property  and
                                      Casualty  Insurance  Company,   Inc.,  and
                                      Continental     Casualty    Company,    as
                                      reinsurers*    (Incorporated   herein   by
                                      reference  to Exhibit  10.26 to  RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.27                 -Aggregate Net Excess of Loss  Reinsurance
                                      Agreement,  dated December 6, 1993, by and
                                      between  Governmental Risk Insurance Trust
                                      and   RISCORP    Property   and   Casualty
                                      Insurance  Company,  Inc., as  reinsurers*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.27 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.28                 -Aggregate   Excess  of  Loss  Reinsurance
                                      Agreement,  effective  as  of  October  1,
                                      1993, by and between RISCORP  Property and
                                      Casualty  Insurance   Company,   Inc.  and
                                      Centre Reinsurance Company of New York, as
                                      reinsurers*    (Incorporated   herein   by
                                      reference  to Exhibit  10.28 to  RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.29                 -RISCORP, Inc. Stock Option Plan.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.29 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.30                 -Form  of  RISCORP,   Inc.   Stock  Option
                                      Agreement.*    (Incorporated   herein   by
                                      reference  to Exhibit  10.30 to  RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.31                 -Employment and Severance Agreement, dated
                                      as of  January  1,  1995,  by and  between
                                      RISCORP  Management  Services,   Inc.  and
                                      William D. Griffin.*  (Incorporated herein
                                      by reference to Exhibit 10.31 to RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.32                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and James A- Malone.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.32 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.33                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and Edward Hammel.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.33 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.34                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and Thomas Hall.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.34 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.35                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and Fred Hunt.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.35 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.36                 -Agreement,  dated  September 16, 1993, by
                                      and  between  RISCORP  Insurance  Company,
                                      Inc. and the Florida  Chamber of Commerce,
                                      Inc.* (Incorporated herein by reference to
                                      Exhibit 10.36 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.37                 -$5,000,000  Letter  of  Credit  issued  by
                                     NationsBank,   N.A.  in  favor  of  Florida
                                     Chamber  of   Commerce,   Inc.,   currently
                                     outstanding  in the amount of  $3,000,000.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.37 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            10.38                 -Service Company  Agreement,  dated July 1,
                                     1995,  by  and  between  Governmental  Risk
                                     Insurance   Trust  and  RISCORP   Insurance
                                     Services.  Inc.*  (Incorporated  herein  by
                                     reference  to  Exhibit  10.38 to  RISCORP's
                                     Amendment No. 4 to Form S-1, as of February
                                     28, 1996, Commissions File Number 33-99760)
            10.39                 -Service Agent Contract of National Alliance
                                     for Risk Management Group Self Insurers'
                                     Fund, dated as of September 15, 1993, by
                                     and between the Trustees of National
                                     Alliance for Risk Management Group Self
                                     Insurers' Fund and RISCORP of North
                                     Carolina, Inc.*(Incorporated herein by
                                     reference to Exhibit 10.39 to RISCORP's
                                     Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File
                                     Number 33-99760)
            10.40                -Maintenance  Service Agreement,  dated May
                                     1,   1995,   by   and   between   Custodial
                                     Engineers,  Inc.  and RISCORP  Property and
                                     Casualty    Insurance    Company,     Inc.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.40 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.41               -Custodial Service Agreement, dated May 1, 1995,
                                     by and between Custodial Engineers, Inc.
                                     and RISCORP Property and Casualty Insurance
                                     Company, Inc. *(Incorporated herein by
                                     reference to Exhibit 10.41 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of
                                     February 28, 1996, Commissions
                                     File Number 33-99760)
            10.42                -Parking  Lease  Agreement,  dated February
                                     15, 1994, by and between RISCORP Management
                                     Services,  Inc.  and  William D.  Griffin.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.42 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.43                -Lease Nos. GFS 1 186, GFS 1 187, GFS 1 188,
                                     Form of GFS 1 189, GFS 1 190, and
                                     GFS 1 191, each dated November 1, 1995, by
                                     and between Gryphus Financial Services,
                                     Inc. and the Company.*(Incorporated herein
                                     by reference to Exhibit 10.43 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of
                                     February 28, 1996, Commissions File Number
                                     33-99760)
            10.44                -Management  Agreement of Millennium Health
                                     Services,  Limited, dated as of November 1,
                                     1994,  by and  between  RISCORP  Management
                                     Services,   Inc.  and   Millennium   Health
                                     Services, Limited.* (Incorporated herein by
                                     reference  to  Exhibit  10.44 to  RISCORP's
                                     Amendment No. 4 to Form S-1, as of February
                                     28, 1996, Commissions File Number 33-99760)
            10.45                -Management Subcontract for Millennium Health
                                     Services, Limited, dated as of November 1,
                                     1994, by and between Millennium Health
                                     Services, Limited and RISCORP Management
                                     Services, Inc.*(Incorporated herein by
                                     reference to Exhibit 10.45 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of
                                     February 28, 1996, Commissions File Number
                                     33-99760)
            10.46                -Management Agreement of Millennium Health
                                     Services of Sarasota, Limited, dated as of
                                     November 1, 1994, by and between Millennium
                                     Health Services, Limited and Millennium
                                     Health Services of Sarasota, Limited.
                                     * (Incorporated herein by reference to
                                     Exhibit 10.46 to RISCORP's Amendment No. 4
                                     to Form S-1, as of February 28, 1996,
                                     Commissions File Number 33-99760)
            10.47                -Financial Advisor/Manager Contract, dated
                                     September 13, 1993, between Florida
                                     Interstate Insurance Co. and Merritt &
                                     Company.* (Incorporated herein by reference
                                     to Exhibit 10.47 to RISCORP's Amendment
                                     No. 4 to Form S-1, as of February 28, 1996,
                                     Commissions File Number 33-99760)
            10.48                -Form   of   Stock   Redemption   Agreement
                                     relating to the acquisition of the stock of
                                     CompSource,    Inc.   and   Insura,   Inc.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.48 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.49                -Form  of  Aircraft  and  Related  Services
                                     Agreement   between   RISCORP    Management
                                     Services,   Inc.  and  GRYPHUS  Development
                                     Group dated January 1, 1996.* (Incorporated herein by reference to Exhibit 10.49 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------


            10.50                -Form    of     Restated     and    Amended
                                     Administrative  Services  Agreement between
                                     RISCORP  Management  Services,   Inc.,  and
                                     RISCORP Health Plans, Inc. dated January 1,
                                     1996.* (Incorporated herein by reference to
                                     Exhibit 10.50 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.51                -Form  of   Memorandum   of   Understanding
                                     (concerning    RHP's    health    insurance
                                     administrative  services)  between  RISCORP
                                     Health Plans,  Inc. and RISCORP  Management
                                     Services, Inc.' dated
                                     January 1, 1996.*  (Incorporated herein by
                                     reference  to Exhibit  10.51 to  RISCORP's
                                     Amendment   No.  4  to  Form  S-1,  as  of
                                     February 28, 1996, Commissions File Number
                                     33-99760)
            10.52                -Form of RISCORP Controlled Affiliate License
                                      Agreement between RISCORP, Inc. and
                                      RISCORP Management Services, Inc.
                                      (as licenser) and RISCORP Health Plans,
                                      Inc. (as licensee).*(Incorporated herein
                                      by reference to Exhibit 10.52 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File
                                      Number 33-99760)
            10.53                -Form of Amendment  to Florida's  Worker's
                                      Compensation  Managed Care Agreement among
                                      RISCORP   Property  &  Casualty   Company,
                                      RISCORP   Insurance  Company  and  RISCORP
                                      Health Plans, Inc. dated January 1, 1996.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.53 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.54                -Form of Acknowledgment of Provider Rights
                                      Ownership and Cost Allocation Agreement
                                      among RISCORP Management Services, Inc.,
                                      RISCORP Managed Care Solutions, Inc. and
                                      RISCORP Health Plans,Inc. dated January 1,
                                      1996.* (Incorporated herein by reference
                                      to Exhibit 10.54 to RISCORP's Amendment
                                      No. 4 to Form S-1, as of February 28,
                                      1996, Commissions File Number 33-99760)
            10.55                -Form of Provider Network Access Agreement
                                      among RISCORP Management  Services,  Inc.,
                                      RISCORP    Health    Plans,    Inc.    and
                                      Comprehensive    Care    Systems,    Inc.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.55 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.56                -Form of Memorandum of Understanding between
                                      RISCORP Health Plans, Inc. and RISCORP
                                      Insurance Company.* (Incorporated herein
                                      by reference to Exhibit 10.56 to RISCORP's
                                      Amendment No.4 to Form S-1, as of
                                      February 28, 1996, Commissions File
                                      Number 33-99760)
            10.57                -Form  of  Registration  Rights  Agreement
                                      dated as of February 1, 1996, by and among
                                      RISCORP,    Inc.,    RISCORP    Management
                                      Services,  Inc.  and William D.  Griffin.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.57 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.58                -Third  Amendment  to  Credit   Agreement,
                                      dated  as of  November  30,  1995,  by and
                                      between RISCORP Group  Holdings,  Inc. and
                                      First   Union   National   Bank  of  North
                                      Carolina.*    (Incorporated    herein   by
                                      reference  to Exhibit  10.58 to  RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.59                -Consent Agreement and Fourth Amendment to
                                      Credit Agreement, dated as of January 2,
                                      1996, by and between RISCORP Group
                                      Holdings, Inc. and First Union of North
                                      Carolina.* (Incorporated herein by
                                      reference to Exhibit 10.59 to RISCORP's
                                      Amendment No. 4 to Form S-1, as of
                                      February 28, 1996, Commissions File
                                      Number 33-99760)
            10.60                -Form of Bilateral Administrative Services
                                      Costs  Sharing  Agreement  by and  between
                                      RISCORP  Management  Services,   Inc.  and
                                      RISCORP Health Plans, Inc.* (Incorporated herein by reference to Exhibit 10.60 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            10.61                 -Agreement  of Purchase and Sale of Stock,
                                      dated  as of  December  15,  1995,  by and
                                      among CompSource Acquisition,  Inc., James
                                      K. Secunda,  Bruce A. Flachs, the James K.
                                      and Debra W. Secunda Charitable  Remainder
                                      Unitrust  Number  One,  the  James  K. and
                                      Debra  W.  Secunda  Charitable   Remainder
                                      Unitrust  Number Two and the Bruce  Flachs
                                      Charitable    Remainder   Unitrust   (more
                                      commonly  referred  to as  the  CompSource
                                      stock purchase agreement).*  (Incorporated
                                      herein by  reference  to Exhibit  10.61 to
                                      RISCORP's  Amendment No. 4 to Form S-1, as
                                      of February  28,  1996,  Commissions  File
                                      Number 33-99760)
            10.62                 -Agreement  of Purchase and Sale of Stock,
                                      dated as of January 10, 1996, by and among
                                      Atlas   Insurance   Company,   RISCORP  of
                                      Florida, Inc., Atlas Financial Corporation
                                      and   Haas    Wilkerson-Wohlberg,    Inc.*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.62 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.63                 -Form  of  First  Amendment  to  Bilateral
                                      Administrative   Services   Costs  Sharing
                                      Agreement    by   and   between    RISCORP
                                      Management  Services,   Inc.  and  RISCORP
                                      Health Plans, Inc.*  (Incorporated  herein
                                      by reference to Exhibit 10.63 to RISCORP's
                                      Amendment   No.  4  to  Form  S-1,  as  of
                                      February 28, 1996, Commissions File Number
                                      33-99760)
            10.64                 -Amendment  to  Agreement  of Purchase and
                                      Sale of Stock,  dated as of  December  15,
                                      1995, by and among CompSource Acquisition,
                                      Inc.,  James K. Secunda,  Bruce A. Flachs,
                                      the   James  K.  and   Debra  W.   Secunda
                                      Charitable  Remainder Unitrust Number One,
                                      the   James  K.  and   Debra  W.   Secunda
                                      Charitable  Remainder  Unitrust Number Two
                                      and the Bruce Flachs Charitable  Remainder
                                      Unitrust*  (more  commonly  referred to as
                                      the CompSource stock purchase  agreement).
                                      (Incorporated   herein  by   reference  to
                                      Exhibit 10.64 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)
            10.65                 -Employment Agreement with James A. Malone
                                      dated March 25, 1997.*(Incorporated herein
                                      by reference to Exhibit 10.65 to RISCORP's
                                      Form 10-K/A filed with the Commission on
                                      May 19, 1997)
            10.66                 -Employment Agreement with Thomas S. Hall
                                      dated January 6, 1997.*(Incorporated
                                      herein by reference to Exhibit 10.66 to
                                      RISCORP's Form 10-K/A filed with the
                                      Commission on May 19, 1997)
            10.67                 -Employment   Agreement  with  Steven  J.
                                      Berling    dated    January   6,   1997.*
                                      (Incorporated   herein  by  reference  to
                                      Exhibit 10.67 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.68                 -Employment Agreement with Fred A. Hunt, dated
                                      January 6, 1997.*(Incorporated herein by
                                      reference to Exhibit 10.68 to RISCORP's
                                      Form 10-K/A filed with the Commission on
                                      May 19, 1997)
            10.69                 -Credit Agreement among the Company and
                                      NationsBank N.A. (South) dated October 15,
                                      1996.*(Incorporated herein by reference to
                                      Exhibit 10.69 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.70                 -Reinsurance Agreement between RISCORP
                                      National Insurance Company and G.J.
                                      Sullivan Co.Reinsurance dated February 4,
                                      1997.*(Incorporated   herein  by
                                      reference  to Exhibit  10.65 to  RISCORP's
                                      Form 10-K/A filed with the Commission on May 19, 1997)
            10.71                 -Underwriting Management Agreement dated
                                      September 1, 1996 between RISCORP
                                      Management Services and Virginia Surety
                                      Company, Inc.*(Incorporated herein by
                                      reference to Exhibit 10.71 to RISCORP's
                                      Form 10-K/A filed with the Commission on May 19, 1997)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

             10.72                -Loss Portfolio Transfer Agreement between
                                      RISCORP National Insurance Company and
                                      Occupational Safety Association of Alabama
                                      Workmen's Compensation Fund.*(Incorporated
                                      herein by reference to Exhibit 10.72 to
                                      RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.73                 -Agreement and Plan of Merger by and among
                                      RISCORP, Inc., RISCORP-IAA, Inc.,
                                      Independent
                                      Association  Administrators  Incorporated,
                                      and  The   Stockholders   of   Independent
                                      Association  Administrators  Incorporated*
                                      (Incorporated   herein  by   reference  to
                                      Exhibit  10.73 to  RISCORP's  Form  10-K/A
                                      filed with the Commission on May 19, 1997)
            10.74                 -Policy   and  Loss   Portfolio   Transfer
                                      Assumption  Reinsurance  Agreement between
                                      RISCORP  National  Insurance  Company  and
                                      National   Alliance  for  Risk  Management
                                      Group  Self-Insurance Fund * (Incorporated
                                      herein by  reference  to Exhibit  10.74 to
                                      RISCORP's   Form  10-K/A  filed  with  the
                                      Commission on May 19, 1997)
            10.75                 -Stock Purchase Agreement by and Between
                                      RISCORP, Inc. and Thomas Albrecht, Peter
                                      Norman and Hugh D. Langdale, Jr. *
                                      (Incorporated herein by reference to
                                      Exhibit 10.75 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.76                 -Workers Compensation Quota Share
                                      Retrocessional Treaty Agreement with
                                      Chartwell Reinsurance Company.*
                                      (Incorporated herein by reference to
                                      Exhibit 10.76 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.77                 -Loss Portfolio Transfer Assumption
                                      Reinsurance Agreement between NARM
                                      Mercantile Group Self Insurance
                                      Association of Virginia and RISCORP
                                      National Insurance Company.*
                                      (Incorporated herein by reference to
                                      Exhibit 10.77 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.78                 -Loss Portfolio Transfer Assumption
                                      Reinsurance Agreement between NARM
                                      Services' Group Self Insurance Association
                                      of Virginia and RISCORP National Insurance
                                      Company.*
                                      (Incorporated herein by reference to
                                      Exhibit 10.78 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            10.79                 -Loss Portfolio Transfer Assumption
                                      Reinsurance Agreement between NARM
                                      Manufacturers Group Self Insurance
                                      Association of Virginia and RISCORP
                                      National Insurance Company.*
                                      (Incorporated herein by reference to
                                      Exhibit 10.79 to RISCORP's Form 10-K/A
                                      filed with the Commission on May 19, 1997)
            11                    -Statement Re Computation of Per Share
                                   Earnings.
            21.1                  -List of Subsidiaries of the Registrant.
            27                    -Financial Data Schedule (for SEC use only).
            28.1                  -Information from Reports Furnished to State
                                      Insurance Regulatory Authorities.*
                                      (Incorporated herein by reference to
                                      Exhibit 28.1 1.1 to RISCORP's Amendment
                                      No. 4 to Form S-1, as of February 28,
                                      1996, Commission File Number 33-99760)

* Previously filed.
+ Confidential treatment granted pursuant to Rule 406 of the Securities Act of 1933.




                                                                          EXHIBIT 11

                                                        STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                                                RISCORP, INC. AND SUBSIDIARIES
                                                               FOR THE YEARS ENDED DECEMBER 31,


                                                                     1996          1995              1994

Net Income                                                       $2,398,000      $13,683,000      $6,873,000

Number of shares used in calculating primary earnings per share:

     Weighted average outstanding
        shares during the period                                 34,422,483        28,100,234      28,100,234
     Redemption contingency for CompSource acquisition              382,100                 -              -
     Redemption contingency for IAA acquisition                     225,503                 -                       -
     Additional common shares issuable under
       employee stock options using the treasury stock
       method (Note 1).....                                       1,757,602         1,992,266       1,992,266

Average outstanding shares.                                      36,787,688        30,092,500      30,092,500

Earnings per share.........                                           $0.07             $0.45           $0.23



(1)  Based on the average quarterly market price of each period.

                                   EXHIBIT 21

                         RISCORP, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT
                                DECEMBER 31, 1996



Subsidiaries of the Registrant*                           State of Incorporation

RISCORP, Inc. (Registrant)                                             Florida
         RISCORP Acquisition, Inc.                                     Florida
                  RISCORP West, Inc.                                  Oklahoma
         RISCORP of Florida, Inc.                                      Florida
                  RISCORP Insurance Company                            Florida
                  RISCORP Property & Casualty Insurance Company        Florida
                  RISCORP National Insurance Company                  Missouri
         RISCORP Services, Inc.                                        Florida
         RISCORP Management Services, Inc.                             Florida
                  RISCORP Insurance Services, Inc.                     Florida
                  RISCORP Managed Care Services, Inc.                  Florida
                  RISCORP of Illinois, Inc.                            Florida
                  CompSource, Inc.                              North Carolina
                  Independent Association of Administrators
                    Incorporated                                       Alabama
         RISCORP Real Estate Holdings, Inc.                            Florida


*All subsidiaries below are owned, directly or indirectly, 100% by the Registrant

SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 23rd day of October, 1997.

                                                              RISCORP, INC.

                                                By:      /s/ Frederick M. Dawson
                                                             Frederick M. Dawson
                      President and Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K/A REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                  TITLE                               DATE


/s/ Frederick M. Dawson
Frederick M. Dawson        President, Chief Executive          October 23, 1997
                           Officer and Director
                           (principal executive officer)

/s/ Stephen C. Rece
Stephen C. Rece            Senior Vice President, and          October 23, 1997
                           Chief Financial Officer
                           (principal financial and
                           accounting officer)

/s/ Seddon Goode, Jr.
Seddon Goode, Jr.          Director                            October 23, 1997



/s/ George E. Greene III
George E. Greene III       Director                            October 23, 1997



/s/ Walter L. Revell
Walter L. Revell           Director                            October 23, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
RISCORP, Inc.:

      We have audited the consolidated financial statements of RISCORP, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1(a) to the accompanying consolidated financial statements, during November 1996, the Company undertook a strategic initiative to evaluate alternatives to maximize shareholder value. The initiative has resulted in the pending sale and transfer of certain assets and non-contingent liabilities of the Company and its subsidiaries. Additionally, the Company and its Florida and Missouri domiciled insurance operating subsidiaries experienced difficulties in completing their respective 1996 financial statements in an accurate and timely manner, and, consequently, were delinquent in filing such 1996 financial statements with the Departments of Insurance of Florida and Missouri, and in the case of the Company, the Securities and Exchange Commission ("SEC"). The Company and its affiliates also experienced increased scrutiny by the respective regulatory authorities, adverse publicity, an unfavorable rating by A.M. Best Company, Inc. and, in the case of the Company, the delisting of its stock from the stock exchange on which it was listed. In addition, the Company is in the process of filing amended Form 10-Q's for the first, second and third quarters to allocate adjustments made in the fourth quarter of 1996 to the appropriate quarter. The Company has not yet filed a Form 10-Q for the first or second quarter of 1997. Although regulatory sanctions were not imposed by the Florida Department of Insurance against the Company's Florida domiciled subsidiaries in connection with the late filing of their 1996 financial statements, the Florida Department of Insurance did request cut-through endorsements and an interim reinsurance agreement to be executed in connection with the pending sale. The sale is subject to the approval of the shareholders of the Company, regulatory approval, and the filing of a proxy statement with the SEC, among other conditions. The Company's ability to operate at its present level of activity may be affected if the pending sale transaction is not completed. Moreover, as discussed in Note 20, the Company's failure to file financial reports and a Form 10-Q for the first and second quarters of 1997 resulted in violations of certain debt covenants related to a $15 million note payable. Although the violations have been waived until December 31, 1997, there can be no assurance that the Company will be able to file its first and second quarter financial reports and Form 10-Q's prior to December 31, 1997 or that it will be able to file its third quarter financial reports and Form 10-Q when required, thus raising the possibility of additional debt covenant violations.

Additional covenant violations could result in the note being called. Further, as discussed in Note 19, the Company and its subsidiaries, certain former key executives, and others have been named as defendants in various lawsuits.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RISCORP, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements, taken as a whole, present fairly, in all material respects the information set forth therein.



/s/ KPMG Peat Marwick LLP
Fort Lauderdale, Florida
October 15, 1997



                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                 (in thousands, except share and per share data)


                                                                                          December 31,       December 31,
                                                                                              1996                1995
                                         ASSETS

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $226,240 in 1996 and $52,608 in 1995)                                             $     228,802      $       53,390
   Fixed maturities held to maturity, at amortized cost (fair value $22,892
      in 1996 and $15,892 in 1995)                                                             22,809              15,583
   Equity securities, at fair value (cost $3,880 in 1996 and $389 in 1995)                      4,045                 392
      Total investments                                                                       255,656              69,365



Cash and cash equivalents                                                                      26,307              23,348
Premiums receivable, net                                                                      122,078              93,748
Accounts and notes receivable--related party                                                        -              10,754
Accounts receivable--other                                                                     11,676                   -
Recoverable from Florida Special Disability Trust Fund, net                                    49,505              51,836
Reinsurance recoverables                                                                      180,698             100,675
Prepaid reinsurance premiums                                                                   49,788              21,880
Prepaid managed care fees                                                                      31,958              16,369
Accrued reinsurance commissions                                                                20,419               7,549
Deferred income taxes                                                                          22,551              11,193
Property and equipment, net                                                                    27,505              18,044
Goodwill                                                                                       22,648               3,688
Other assets                                                                                    7,653              14,793



Total assets                                                                            $     828,442       $     443,242








See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                 (in thousands, except share and per share data)


                                                                                          December 31,        December 31,
                                                                                              1996                 1995
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Losses and loss adjustment expenses                                                   $    458,239          $  261,700
   Unearned premiums                                                                          102,562              64,395
   Notes payable of parent company                                                             15,000              42,000
   Notes payable of subsidiaries                                                                1,303               4,417
   Accounts and notes payable--related party                                                    1,171               1,000
   Deposit balances payable                                                                     4,787               3,731
   Accrued expenses and other liabilities                                                      74,706              42,451
   Net assets in excess of cost of business acquired                                           11,266               7,391
                                                                                              669,034             427,085

Class A Common Stock subject to put options                                                     2,100                   -

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued and outstanding:  1996-- 11,855,917 and 1995-- 0                                    120                   -
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 1996 -- 24,334,443
       and 1995-- 28,069,443                                                                      243                 281
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                       -                   -
   Additional paid-in capital                                                                 137,813                 349
   Net unrealized gains on investments                                                          1,769                 510
   Unearned compensation--stock options                                                          (546)               (215)
   Retained earnings                                                                           17,909              15,232
      Total shareholders' equity                                                              157,308              16,157

      Total liabilities and shareholders' equity                                        $     828,442       $     443,242








See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   Forthe years ended December 31, 1996, 1995
            and 1994 (in thousands, except share and per share data)


                                                                                     Year ended December 31,
                                                                       ----------------------------------------------------
                                                                            1996               1995              1994
                                                                       ---------------     --------------    --------------
Revenues:
    Premiums earned                                                      $   173,557       $     135,887     $       1,513
    Fee and other income                                                      31,838              23,413            56,712
    Net investment income                                                     12,194               6,708             1,677
        Total revenues                                                       217,589             166,008            59,902

Expenses:
    Losses and loss adjustment expenses                                      114,093              82,532              (716)
    Unallocated loss adjustment expenses                                      12,916              10,133             8,804
    Commissions, general and administrative expenses                          65,560              48,244            35,869
    Interest                                                                   2,795               4,634             1,750
    Depreciation and amortization                                             11,625               1,683             1,330
        Total expenses                                                       206,989             147,226            47,037

Income before income taxes                                                    10,600              18,782            12,865
Income taxes                                                                   8,202               5,099             5,992
        Net income                                                     $       2,398       $      13,683     $       6,873

Per share data:                                                        $        0.07       $        0.45     $        0.23


Weighted average common shares and common share
    equivalents outstanding                                                36,787,688         30,092,500        30,092,500














See accompanying notes to consolidated financial statements.


                                     RISCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the years ended December 31, 1994, 1995, and 1996
                                            (in thousands)


                                                                             Net
                                                                         Unrealized
                                      Class A    Class B    Additional     Gains                                    Total
                                      Common     Common       Paid-in   (Losses) on     Unearned     Retained   Shareholders'
                                       Stock      Stock       Capital    Investments  Compensation   Earnings      Equity
                                       ------     -------     ---------    ---------    ----------    --------    ----------

Balance, January 1, 1994           $      -      $ 281      $     419      $   271     $ (9,740)    $ 10,765     $   1,996

Net income                                -          -              -            -            -        6,873         6,873
Distributions                             -          -              -            -            -         (336)         (336)
Return on capital                         -          -            (69)           -            -            -           (69)
Liquidation of ESOP                       -          -         (1,120)           -        9,740      (12,547)       (3,927)
Unearned compensation--stock
   options                                -          -          1,119            -         (930)           -           189
Change in net unrealized losses
   on investments                         -          -              -         (831)           -            -          (831)
                                   --------   -------- --------------    --------- -------------------------  ------------
Balance, December 31, 1994                -        281            349         (560)        (930)       4,755         3,895

Net income                                -          -              -            -            -       13,683        13,683
Distributions                             -          -              -            -            -       (3,206)       (3,206)
Change in unearned compensation           -          -              -            -          715            -           715
Change in net unrealized gains
   on investments                         -          -              -        1,070            -            -         1,070
                                   --------   -------- --------------     --------  ------------------------   -----------
Balance, December 31, 1995                -        281            349          510         (215)      15,232        16,157

Net income                                -          -              -            -            -        2,398         2,398
Distributions                             -          -              -            -            -          279           279
Issuance of common stock                 72          -        125,789            -            -            -       125,861
Conversion of common stock               38        (38)             -            -            -            -             -
Issuance of common stock put options      -          -         (2,100)           -            -            -        (2,100)
Stock options exercised                   2          -             63            -            -            -            65
Issuance of common stock for
   acquisitions                           8          -         12,991            -            -            -        12,999
Change in unearned compensation           -          -            721            -         (331)           -           390
Change in net unrealized gains
   on investments                         -          -               -       1,259            -             -        1,259
                                  ---------  -------------------------    ----------------------------------- ------------
Balance, December 31, 1996            $ 120      $ 243      $ 137,813      $ 1,769    $    (546)    $ 17,909     $ 157,308
                                      =====      =====      =========      =======    =========     ========     =========














See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                                       Year ended December 31,
                                                                            -----------------------------------------------
                                                                                1996               1995            1994
                                                                            --------------     -------------    -----------
Cash flows from operating activities:
   Net income                                                               $     2,398        $   13,683      $   6,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              11,625             1,683          1,330
      Interest on present value of future profits                                  (125)                -              -
      Net realized (gain) loss on sale of investments                              (140)           (1,282)             9
      Net amortization (accretion) of discounts on investments                      174               (82)          (219)
      Loss on disposal of property and equipment                                    294                22             21
      (Increase) decrease in premiums receivable, net                           (24,275)          (23,744)         2,247
      Decrease (increase) in accounts and notes receivable--related party        10,754               642         (6,252)
      Increase in accounts receivable--other                                    (11,676)                -              -
      Decrease (increase) in recoverable from Florida State Disability
         Trust Fund, net                                                          2,331            (5,920)           160
      Increase in reinsurance recoverables                                      (76,971)          (58,534)        (7,398)
      Increase in prepaid reinsurance premiums                                  (27,908)          (21,880)             -
      Increase in prepaid managed care fees                                     (15,589)          (15,068)             -
      Increase in accrued reinsurance commissions                               (12,870)           (7,549)             -
      (Increase) decrease in deferred income taxes                               (8,448)              106           (453)
      Increase in losses and loss adjustment expenses                           106,484            51,827          6,510
      Increase in unearned premiums                                              30,891             7,315          2,694
      Increase in accrued expenses and other liabilities                         19,909             7,420          6,224
      Increase in accounts payable related party                                    171             1,000              -
      Decrease in other assets                                                   21,026             3,110          6,087
                                                                           ------------      ------------   ------------
         Net cash provided by (used in) operating activities                     28,055           (47,251)        17,833
                                                                           ------------       -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                           (13,215)           (6,393)        (5,477)
   Proceeds from the sale of equipment                                              532               564             45
   Purchase of fixed maturities--available for sale                            (191,153)          (23,543)        (8,362)
   Purchase of fixed maturities--held to maturity                                (2,452)                -              -
   Proceeds from sale of fixed maturities--available for sale                    88,900            60,303            992
   Proceeds from maturities of fixed maturities--available for sale               6,295            10,209          1,580
   Proceeds from maturities of fixed maturities--held to maturity                 4,400                 -              -
   Purchase of equity securities                                                 (3,952)             (341)           (80)
   Proceeds from sale of equity securities                                          732             1,162             17
   Purchase of RISCORP West, Inc., net of cash acquired                               -                 -         (3,959)
   Purchase of RISCORP Insurance Company, net of cash acquired                        -             5,885              -
   Purchase of surplus note                                                           -                 -         (2,047)
   Purchase of IAA, net of cash acquired                                        (10,618)                -              -
   Purchase of RISC, net of cash acquired                                          (538)                -              -
      Purchase of CompSource and Insura, net of cash acquired                   (12,833)                -              -



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                                        Year ended December 31,
                                                                            ------------------------------------------------
                                                                                1996               1995            1994
                                                                            --------------     -------------    ------------
Cash flows from investing activities (continued):
   Purchase of Atlas Insurance Company, net of cash acquired                     (5,573)                -                -
   Purchase of NARM, net of cash acquired                                         2,717                 -                -
   Purchase of Virginia Funds, net of cash acquired                               1,300                 -                -
                                                                              ---------      ------------     -------------
      Net cash (used in) provided by investing activities                      (135,458)           47,846          (17,291)
                                                                              ---------      ------------      ------------

Cash flows from financing activities:
   Principal repayments of notes payable                                        (30,202)          (25,215)         (16,986)
   Proceeds from notes payable                                                        -            43,692           23,329
   Increase (decrease) in deposit balances payable                                  968            (6,980)           9,175
   Shareholder distributions                                                        279            (3,206)            (335)
   Liquidation of ESOP                                                                -                 -           (3,927)
   (Increase) decrease in unearned compensation                                    (331)              715              189
   Proceeds of initial offering of common stock                                 127,908                 -                -
   Other, net                                                                    11,675                 -                -
   Stock options exercised                                                           65                 -                -
                                                                            -----------     -------------     ------------
      Net cash provided by financing activities                                 110,362             9,006           11,445
                                                                            ------------    -------------    -------------

Net increase in cash and cash equivalents                                         2,959             9,601           11,987
Cash and cash equivalents, beginning of period                                   23,348            13,747            1,760
                                                                            -----------      ------------     ------------
Cash and cash equivalents, end of period                                    $    26,307      $     23,348     $     13,747
                                                                            ===========      ============     ============

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                               $    3,689     $       3,966    $       1,266
                                                                             ==========     =============    =============
      Income taxes                                                           $   15,127     $       4,969    $       4,004
                                                                             ==========     =============    =============















See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Background

      (a) Reorganization

          RISCORP, Inc. ("RISCORP" or the "Company") was formed on February 28, 1996 through the reorganization and consolidation of several affiliated companies which were under the common control of a majority shareholder, who, at that time, was the Chairman of the Board and Chief Executive Officer of RISCORP (see Note 20). The reorganization and consolidation qualified as a tax-free reorganization of commonly controlled entities and was accounted for in a manner similar to a "pooling of interests." Accordingly, the consolidated financial statements have been restated to include the results of each of the individual companies for all the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation and the accompanying consolidated financial statements reflect the above changes to the Company's capital structure for all periods presented.

          The Company acquired RISCORP Insurance Company ("RIC"), the successor to Commerce Mutual Insurance Company, an Assessable Mutual ("CMIC"), on January 1, 1995. RIC, subject to a Plan of Conversion and Recapitalization, and with the approval of CMIC's policyholders and the Florida Department of Insurance ("FDOI"), converted from an assessable mutual insurance company to a stock insurance company as of January 1, 1995. The acquisition has been accounted for as a purchase and RIC's results have been included in the accompanying consolidated financial statements for 1996 and 1995 (see Note 3).

      On November 9, 1996, at a Special Board of Directors' meeting of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period of November 1996 through June 1997 culminated in the June 17, 1997 agreement (as more fully described in Note
20) for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and non-contingent liabilities to another insurer for cash. The pending sale, which is anticipated to take place in early 1998, requires the filing of a proxy statement with the Securities and Exchange Commission ("SEC"), the approval of the transaction by RISCORP shareholders and approval by the Florida and Missouri Departments of Insurance, amongst other conditions.

          RIC, RISCORP Property & Casualty Insurance Company ("RPC") (both Florida domiciled insurance companies) and RISCORP National Insurance Company ("RNIC") (a Missouri domiciled insurance company), are all wholly-owned subsidiaries of RISCORP and each of these companies experienced difficulty in completing their year end December 31, 1996 statutory financial statements in an accurate and timely manner. In addition, RIC and RPC were unable to respond in an accurate and timely manner to requests for financial information made by examiners from the FDOI in connection with the FDOI's financial examination of RIC for 1996 and RPC for 1995.

          While RIC, RPC and RNIC filed their 1996 statutory financial statements by February 28, 1997, the deadline for filing such statements, each of the companies discovered later that certain amounts contained in the previously filed 1996 statutory financial statements were incorrect and the 1996

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


statutory financial statements of each of the companies are expected to be amended by substitution in October 1997 as discussed in Note 20. RIC, RPC and RNIC were also unable to file their 1996 audited statutory financial statements by June 1, 1997, as required by Florida and Missouri statutes.

          RISCORP also experienced difficulty in completing its 1996 financial statements in a timely manner. This resulted in RISCORP being delisted by the stock exchange on which its stock was traded and in adverse publicity in the insurance marketplace. In addition, the Company is in the process of filing amended Form 10-Q's for the first, second and third quarters of 1996 to allocate adjustments made in the fourth quarter of 1996 to the appropriate quarter. The Company has not yet filed a Form 10-Q for the first or second quarter of 1997. The Company anticipates filing the amended 1996 Form 10-Q's and the first and second quarter 1997 Form 10-Q's in the near future.

          The inability of RIC and RPC to file accurate and timely financial statements and to respond timely to requests made by the examiners from the FDOI inhibited the FDOI's ability to assess the financial condition of RIC and RPC and prompted increased regulatory scrutiny of the companies. As a result of the FDOI's increased regulatory scrutiny of RIC and RPC, and in connection with the pending sale discussed above and in Note 20, the FDOI requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement ("Agreement") on all inforce business as of June 18, 1997 and all new and renewed business written on or after June 18, 1997. This Agreement only provides coverage for Florida workers' compensation policyholders and was approved by the FDOI.

          The ability of RIC and RPC to operate at their present level of insurance activity could be affected if the transaction discussed in Note 20 is not completed and RIC and RPC are unable to replace the reinsurance agreement. Management believes it could replace this reinsurance agreement under similar terms.

      (b) Initial Public Offering ("IPO") of Common Stock

          On February 29, 1996, the Company completed an IPO of common stock with the issuance of 10.935 million shares of Class A Common Stock. Of the shares offered, 7.2 million were sold by the Company and 3.735 million were sold by the majority shareholder of the Company. The following table reflects certain summary information regarding the IPO:

                                                                          Underwriting
                                        Number            Price           Discounts and            Net
      Shares Sold by                   of Shares        to Public          Commissions          Proceeds
      --------------------            ------------     ----------      -----------------      ---------------

      RISCORP                           7,200,000         $19.00          $  8,892,000        $127,908,000
      Shareholder                       3,735,000         $19.00             4,612,725          66,352,275
                                      -----------                      ---------------        --------------
                                       10,935,000                          $13,504,725        $194,260,275
                                       ==========                          ===========        ============

          The net proceeds reflected above are before deducting other expenses of approximately $2.0 million incurred in conjunction with the IPO.

          The Company used the proceeds from the IPO to repay outstanding debt, fund acquisitions, increase the capital and surplus of the Company's insurance subsidiaries and for general corporate purposes.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          The Company did not receive any proceeds from the sale of Class A Common Stock by the majority shareholder; however, a portion of the majority shareholders' proceeds was used to repay approximately $9.8 million in outstanding indebtedness to the Company.

      (c) Business

          RISCORP, through its wholly-owned insurance subsidiaries, is primarily engaged in providing workers' compensation insurance under a managed care philosophy. RISCORP provides these managed care workers' compensation products and services to clients throughout the Southeast and other select markets. In addition, RISCORP, through its wholly-owned non-insurance subsidiaries, provides reinsurance, risk management advisory services and insurance managerial services.


(2)   Summary of Significant Accounting Policies

      (a) Basis of Presentation

          The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of assumptions and estimates in reporting certain assets and liabilities and related disclosures. Actual results could differ from those estimates.

      (b) Recognition of Revenues

          Workers' compensation and employer liability insurance premiums consist of deposit premiums and installment premiums billed under the terms of the policy, and estimates of retrospectively-rated premiums based on experience incurred under these contracts to date. Unbilled installment premiums and audit premiums are recognized as revenue on the accrual basis. Premiums are primarily recognized as revenue over the period to which the premiums relate using the daily pro rata basis with a liability for unearned premium recorded for the excess of premiums billed over the earned premiums.

          Service fee revenue is recorded as a percentage of standard earned premiums of the underlying insurance policies of the facilities managed, in accordance with the specific contractual provisions.

          Reinsurance premiums are recognized as revenue on a pro rata basis over the contract term with a liability for unearned premiums established for the unexpired portion of the contract.

      (c) State of Florida Special Disability Trust Fund

          The  State of  Florida  maintains  a  Special  Disability  Trust  Fund
("SDTF")  for  the  purpose  of  providing   benefits  to  workers  who  have  a
pre-existing condition and incur a second or subsequent injury.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


The SDTF is financed through annual assessments imposed on workers' compensation insurers, which is based on a percentage of net workers' compensation premiums written. The Company submits claims to the SDTF for recovery of applicable claims paid on behalf of the Company's insureds. The Company estimates such recoveries based on industry statistics applied to ultimate projected claims. The amounts reflected as SDTF recoveries in the accompanying Consolidated Balance Sheets are net of a valuation allowance of $8.9 million and $8.2 million as of December 31, 1996 and 1995, respectively. The valuation allowance is based on the expected future collections from the SDTF of the claims submitted for reimbursement (see Note 6).

      (d) Investments

          Fixed maturity investments are securities that mature at a specified future date more than one year after being issued. Fixed maturity securities that the Company intends to hold until maturity are classified as "fixed maturities held to maturity" and are carried at amortized cost. Amortized cost is based on the purchase price and is adjusted periodically so the carrying value of the security will equal the face or par value at maturity. Fixed maturity securities which may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes or other similar factors, are classified as "available for sale" and are carried at fair value as determined using values from independent pricing services.

          Equity securities (common and nonredeemable preferred stock) are carried at fair value. If the current market value of equity securities is higher than the original cost, the excess is an unrealized gain, and if lower than the original cost, the difference is an unrealized loss. The net unrealized gains or losses on equity securities, net of the related deferred income taxes, are reported as a separate component of shareholders' equity, along with the net unrealized gains or losses on fixed maturity securities available for sale.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis, as of the trade date. A provision for impairment, if any, resulting from other than temporary declines in fair value is included in net investment income.

      (e) Losses and Loss Adjustment Expenses

          The liability for losses and loss adjustment expenses is based on an actuarial determination and represents management's best estimate of the ultimate cost of losses and loss adjustment expenses that are unpaid at year end including incurred but not reported claims. Although the liabilities are supported by actuarial projections and other data, such liabilities are ultimately based on management's reasoned expectations of future events. It is possible that the expectations associated with these accounts could change in the near future (i.e., within one year) and that the effect of these changes could be material to the financial statements. The reserve for losses and loss adjustment expenses is continually reviewed and as adjustments become necessary, such adjustments are included in current operations.

                         RISCORP, INC. AND SUBSIDIARIES

          Management believes that the liability for losses and loss adjustment expenses at December 31, 1996 is adequate to cover the ultimate liability. However, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts in the accompanying financial statements.

          The Company recognizes reinsurance recoveries, estimated recoveries from the SDTF and subrogation from third parties as reductions to losses incurred.

      (f) Reinsurance

          Premiums and losses ceded under reinsurance contracts in which an assuming enterprise provides indemnification against loss or liability relating to an insurance risk are reported as a reduction to premium earned and losses and loss adjustment expenses, respectively. Amounts recoverable for ceded losses and loss adjustment expenses and ceded unearned premiums under reinsurance agreements are recorded as assets on the balance sheet. Reinsurance contracts that do not transfer risk are accounted for as deposits in the Consolidated Balance Sheets.

      (g) Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Such temporary differences are principally related to the deferral of policy acquisition costs, tax basis discount on reserves for unpaid losses and loss adjustment expenses, the deductibility of unearned premiums, the allowance for uncollectible premiums receivable and the amortization of goodwill. A valuation allowance is established to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

      (h) Policy Acquisition Costs

          The cost of acquiring and renewing business; principally commissions, premium taxes and other underwriting expenses are deferred to the extent recoverable and amortized over the term of the related policies. Anticipated investment income is considered in the determination of recoverability. Unearned ceding commissions are reported as a reduction to deferred policy acquisition costs. For the years ended December 31, 1996, 1995 and 1994, policy acquisition costs deferred totaled $31.8 million, $48.9 million and $0.5 million, respectively. For the years ended December 31, 1996, 1995 and 1994, amortization of deferred policy acquisition costs totaled $33.7 million, $46.9 million and $126,000, respectively.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



      (i) Goodwill

          Costs in excess of net assets acquired, or goodwill, represents the unamortized excess of cost over underlying net assets of companies acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 15 years. Amortization expense, including impairment losses of $5.6 million in 1996, for the years ended December 31, 1996, 1995 and 1994 totaled $7.9 million, $0.3 million and $0, respectively.

          The Company periodically reviews its assets subject to Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", ("SFAS 121") and when events or changes in circumstances indicate that the carrying amount of an asset may no longer be fully recoverable, the Company tests the recoverability of the asset primarily by estimating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, the Company recognizes an impairment loss for this difference.

          During 1996, using the criteria contained in SFAS 121, the Company recognized an impairment loss of $3.2 million and reduced goodwill that was recorded in 1995 in conjunction with the purchase of RISCORP West, formerly known as the Self Insurors Service Bureau, Inc. ("SISB"). The Company's impairment assessment was primarily based upon the closing of former SISB offices in certain states and the Company's current focus on at-risk business. The impairment loss was recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to the SISB purchase was $468,000 at December 31, 1996.

          As more  fully  described  in Note 3, the  Company  also  recorded  an impairment loss of $2.8 million in connection with the acquisition of Independent Association Administrators, Inc. The remaining unamortized goodwill relating to this acquisition is $8.5 million at December 31, 1996.

          Net assets acquired in excess of cost, or "negative" goodwill, is being amortized on a straight-line basis over 10 years. Income from amortization of negative goodwill totaled $0.9 million, $0.8 million and $0 for the years ended December 31, 1996, 1995 and 1994, respectively (see Note 3).

      (j) Property and Equipment

          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the related assets. Property and equipment recorded under capital lease arrangements are amortized over the shorter of the asset's useful life or the lease term.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          The Company capitalizes incremental internal and external costs directly related to internally developed software to meet the Company's needs. These software development projects represent major system enhancements or replacements of existing operating management information systems. Capitalization commences when management has committed to funding the software project and it is probable that upon completion the software will perform its intended function. Capitalized costs are recorded in property and equipment and amortized using the straight-line method over three years. For the years ended December 31, 1996, 1995 and 1994, the Company capitalized $1.7 million, $0.3 million and $0, respectively. Amortization expense of $.04 million, $0 and $0 has been recorded for the years ended December 31, 1996, 1995 and 1994, respectively, for internally developed software costs.

       (k) Investment in Joint Venture

          The Company accounts for its 50 percent investment in a joint venture arrangement on the equity basis of accounting whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of the joint venture. For the year ended December 31, 1996, the Company's equity in undistributed losses of the joint venture was $0.2 million.

       (l) Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (m) Bad Debt Allowance

          The bad debt allowance is based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date. Premiums receivable contained in the accompanying Consolidated Balance Sheets are shown net of this valuation allowance.

      (n) Earnings Per Share

          Net income per common share is determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Included in the weighted average number of shares are contingent shares of 607,603 for the year ended December 31, 1996 and 0 for the years ended December 31, 1995 and 1994, related to acquisitions completed by the Company. The weighted average number of shares used in the calculation was 36,787,688 for the year ended December 31, 1996 and 30,092,500 for both of the years ended December 31, 1995 and 1994.

      (o) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measuring compensation cost. However, as required by SFAS 123, the Company has disclosed pro forma net income and earnings per share for the years ended December 31, 1996 and 1995 as if the provisions of SFAS 123 had been adopted (see Note 12).

      (p) Concentrations of Risk

          Following is a description of significant risks facing the Company and its property and casualty insurance subsidiaries and how those risks are minimized:

               Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates can create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the financial statements. The Company attempts to minimize this risk by reviewing legislative and other regulatory changes and adjusting rates whenever possible. All of the Company's premiums were derived from products offered to customers located in the United States. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment and other conditions that may occur from time. (See Notes 1(a), 6, 19 and 20)

               Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, the SDTF agents and insureds who may owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by placing reinsurance with highly rated reinsurers and by actively monitoring collections of the SDTF recoverable and premiums receivable.

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize potential gains or losses.

      (q) Reclassifications

          Certain amounts in the financial statements presented have been reclassified from amounts previously reported in order to be comparable between years. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(3)   Acquisitions and Joint Venture

Acquisitions

      As more fully described below, the Company acquired RIC in 1995, RNIC in 1996, and two workers' compensation management services companies in 1996. Each of these transactions were accounted for under the purchase method of accounting under which the aggregate purchase price paid for the entity was allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is reflected as costs in excess of net assets acquired and is being accreted over periods ranging from 5 to 15 years. For acquisitions in which net assets acquired exceeded the purchase price, a liability for net assets acquired in excess of costs has been recorded and is being amortized over 10 years.

      Operating results of the acquired entities have been included in the consolidated financial statements from their date of acquisition. The following schedule summarizes certain pro forma results of operations for the years ended December 31, 1996, 1995 and 1994, as if the acquisition took place at the beginning of the Company's fiscal year preceding the year of acquisition (in thousands, except per share amounts):


                                       1996          1995          1994

--------------------------------------------------------------------------
         Total revenues              $275,410      $266,412       $243,500
         Income before income taxes  $ 18,503      $ 23,070       $ 22,500
         Net income                  $  6,860      $ 16,407       $ 13,000
         Earnings per share          $   0.19      $   0.55       $   0.45


Acquisition of RISCORP Insurance Company

      Effective January 1, 1995, RIC was acquired by RISCORP of Florida, Inc., a wholly-owned subsidiary of the Company. As a result of the acquisition, RIC's name was changed from CMIC. Upon conversion, 1.5 million shares of $100 par value stock were authorized and 15,000 shares were issued and outstanding. RIC received $25.0 million as a capital contribution from the Company in the form of $12.0 million cash and the issuance of $13.0 million of surplus notes to the Company. In conjunction with the acquisition, RIC, subject to a Plan of Conversion and Recapitalization and with the approval of CMIC's policyholders and the FDOI, converted from an assessable mutual insurance company to a stock insurance company. RIC provides workers' compensation insurance in the State of Florida.

      In exchange for their ownership interest in RIC, former CMIC policyholders were relieved of all contingent liabilities for future policy assessments and the risk that recorded liabilities were insufficient

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


to cover incurred losses. On the acquisition date, the estimated fair value of RIC's net assets in excess of the purchase price was $8.2 million, which was recorded as negative goodwill and is being amortized on a straight-line basis over 10 years.

Acquisition of CompSource

      In March 1996, the Company purchased all of the outstanding stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for approximately $12.1 million in cash and 112,582 shares of the Company's Class A Common Stock valued at $2.1 million on the date of acquisition. CompSource is a workers' compensation management services company offering its services in North Carolina. Pursuant to a stock redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have the Company repurchase the 112,582 shares at a purchase price of $18.653 per share on March 8, 1997, and the Company repurchased all 112,582 shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement. This $2.1 million stock redemption has been included in the accompanying Consolidated Balance Sheets.

     On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $12.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

     Acquisition of Independent Association Administrators, Inc. ("IAA") and Risk Inspection Services and Consulting, Inc. ("RISC")

      In September 1996, the Company purchased all of the outstanding stock of IAA and RISC in exchange for approximately $11.5 million, consisting primarily of 790,336 shares of the Company's Class A Common Stock valued at approximately $10.9 million on the date of acquisition. IAA and RISC are workers' compensation management services companies offering services in Alabama. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $11.4 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

      During the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. Therefore, as of December 31, 1996, $2.8 million of goodwill was written off and is included as an expense in the accompanying Consolidated Statements of Income.

Acquisition of Atlas

      In March 1996, RISCORP of Florida, Inc., a wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding capital stock of Atlas Insurance Company ("Atlas") for approximately $5.0 million in cash. As a result of the acquisition, the name was changed from Atlas to RNIC. RNIC, which primarily provides workers' compensation insurance, is licensed to do business in 19 states and is authorized to operate on an excess and surplus lines basis in 5 additional states. On the acquisition date,

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


the excess of the purchase price over the fair value of the net assets acquired was $2.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

Assumption Reinsurance Transaction

      During 1996, RNIC also entered into several assumption reinsurance transactions that resulted in the acquisition of five self insurance funds that are discussed in Note 7 (b).

Joint Venture Arrangement

      In January 1996, the Company, through its wholly-owned subsidiary, RISCORP of Illinois, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. The Company and HCSC each hold 50 percent ownership in the joint venture known as Third Coast Holding Company ("Third Coast"). The Company contributed the use of its expertise, insurance systems and intellectual property. The Company's initial investment in Third Coast was valued at $10.0 million; however, the Company's cost basis in the contributed property was $0. As of December 31, 1996, the Company is carrying its initial investment in Third Coast at $0.


(4)   Investments

      Investments included in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized    Estimated
                                                                              Gains           Losses      Fair Value
December 31, 1996:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   75,844         $    559         $   55       $   76,348
         U.S. government obligations                        49,144              983             47           50,080
         Corporate obligations                              86,726              734             94           87,366
         Mortgage backed securities                          2,588               25              1            2,612
         Asset backed securities                             5,501               57              2            5,556
         Redeemable preferred stocks                         6,437              408              5            6,840
                                                       -----------        ---------       --------     ------------
                                                           226,240            2,766            204          228,802
                                                         ---------         --------         ------       ----------
      Equity securities:
         Nonredeemable preferred stocks                      1,063               28              9            1,082
         Common stocks                                       2,817              205             59            2,963
                                                       -----------       ----------       --------     ------------
                                                             3,880              233             68            4,045
                                                       -----------       ----------       --------     ------------
               Total available for sale                    230,120            2,999            272          232,847
                                                         ---------        ---------        -------       ----------

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        16,355              144             62           16,437
         Municipal government obligations                    4,204                5              4            4,205
         Certificates of deposit                             2,250                -              -            2,250
                                                       -----------     ------------      ---------     ------------
               Total held to maturity                       22,809              149             66           22,892
                                                        ----------        ---------        -------      -----------
   Total investments                                     $ 252,929          $ 3,148          $ 338        $ 255,739
                                                         =========          =======          =====        =========


                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                          Cost or             Gross         Gross
                                                       Amortized Cost      Unrealized     Unrealized    Estimated
                                                                              Gains         Losses      Fair Value
December 31, 1995:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   29,112          $   342          $  75       $   29,379
         U.S. government obligations                        13,754               58              9           13,803
         Corporate obligations                               4,024               69              1            4,092
         Redeemable preferred stocks                         5,718              402              4            6,116
                                                      ------------         --------       --------      -----------
                                                            52,608              871             89           53,390
                                                       -----------         --------        -------       ----------
      Equity securities:
         Nonredeemable preferred stocks                        175                1              1              175
         Common stocks                                         214               14             11              217
                                                      ------------        ---------       --------     ------------
                                                               389               15             12              392
                                                      ------------        ---------       --------     ------------
               Total available for sale                     52,997              886            101           53,782
                                                        ----------         --------        -------       ----------

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        12,133              309              -           12,442
         Certificates of deposit                             3,450                -              -            3,450
                                                      ------------     ------------       --------      -----------
               Total held to maturity                       15,583              309              -           15,892
                                                       -----------        ---------       --------       ----------
   Total investments                                    $   68,580          $ 1,195          $ 101        $  69,674
                                                        ==========          =======          =====        =========

      The fair value of investments at December 31, 1996 and 1995 was determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities by contractual maturity, as of December 31, 1996, are as follows (in thousands):

                                                                 Available for Sale          Held to Maturity
                                                             Amortized      Estimated     Amortized   Estimated
                                                                Cost        Fair Value      Cost      Fair Value
      Due in one year or less                               $   17,524     $   17,614    $   3,052    $   3,050
      Due after one year through five years                    152,133        153,315       15,510       15,601
      Due after five years through ten years                    36,933         37,892        3,927        3,926
      Due after ten years                                       17,062         17,369          320          315
      Mortgage backed securities                                 2,588          2,612             -             -
                                                          ------------   -------------   ----------   -----------
                                                             $ 226,240      $ 228,802     $ 22,809     $ 22,892
                                                             =========      =========     ========     ========

      Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      During the years ended December 31, 1996, 1995 and 1994, proceeds from sales of fixed maturities available for sale totaled $88.9 million, $60.3 million and $1.0 million, respectively. Gross realized gains and gross realized losses for the years ended December 31, 1996, 1995 and 1994 are summarized in the following table (in thousands) and are recorded in net investment income in the accompanying Consolidated Statements of Income:

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                                     1996            1995           1994

         Gross realized gains                                         $ 178          $ 1,395       $    -
         Gross realized losses                                          (73)            (379)          (9)
                                                                    -------        ---------       ------
         Net realized gains (losses)                                  $ 105          $ 1,016        $  (9)
                                                                      =====          =======        =====

      The following information summarizes the components of net investment income for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                       1996           1995          1994

         Fixed maturities                                           $ 10,444         $ 5,856        $ 1,376
         Equity securities                                               547             410            113
         Cash and cash equivalents                                     1,700             606            398
                                                                  ----------       ---------      ---------
                                                                      12,691           6,872          1,887
         Investment expenses                                            (497)           (164)          (210)
                                                                  ----------        --------       --------
                                                                    $ 12,194         $ 6,708        $ 1,677
                                                                    ========         =======        =======

      While the Company has credit risk in the investment portfolio, no fixed maturity security had a Standard & Poor's rating of less than BBB at December 31, 1996. The carrying value of securities on deposit with various governmental agencies was $18.6 million and $15.6 million at December 31, 1996 and 1995, respectively, and is included in fixed maturities held to maturity in the accompanying Consolidated Balance Sheets.

      The Company's investments in excess of 10 percent of shareholders' equity at December 31, 1996 and 1995, aggregated by issuer and excluding investments issued or guaranteed by the United States, consisted of the following (in thousands):

                                                 Carrying Value
                                        ---------------------------------
                                            1996               1995
                                        -------------      --------------
       Fixed maturities:
           State of California        $          -           $   2,171
           State of Florida                 23,472               3,450
           State of Illinois                     -               3,331
           State of Minnesota                    -               2,479
           State of New Jersey                   -               2,823
                                    --------------          ----------
                                          $ 23,472            $ 14,254
                                          ========            ========


(5)   Reserve for Losses and Loss Adjustment Expenses

      The Company establishes reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. The Company establishes its reserves based on facts then known, estimates of future claims trends and other factors, including the Company's experience with similar cases and historical

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Company and industry trends, such as reserving patterns, loss payment patterns, claim closure and reporting patterns, and product mix.

          Activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                                                                                1996          1995          1994

Gross reserves for losses and loss adjustment expenses, beginning of period  $ 261,700    $   12,668     $    6,157
Less reinsurance recoverables                                                  100,675         7,398              -
Less SDTF recoverables                                                          51,836           671            831
Less prepaid managed care fees                                                  16,369              -              -
                                                                           -----------------------------------------
Net balance at January 1                                                        92,820         4,599          5,326
                                                                           -----------   -----------    -----------

Assumed during year from loss portfolio transfers and acquisitions              88,212       123,854              -
                                                                           -----------     ------------------------

Incurred losses and loss adjustment expenses related to:
  Current year                                                                 123,986        87,467          6,026
  Prior years                                                                    3,023         5,198          2,062
                                                                           -----------   -----------    -----------
     Total incurred losses and loss adjustment expenses                        127,009        92,665          8,088
                                                                             ---------    ----------    -----------

Paid related to:
  Current year                                                                  56,088        33,069          4,821
  Prior years                                                                   55,875        95,229          3,994
                                                                           -----------   -----------    -----------
     Total paid                                                                111,963       128,298          8,815
                                                                            ----------    ----------    -----------
Net balance at December 31                                                     196,078        92,820          4,599

Plus reinsurance recoverables                                                  180,698       100,675          7,398
Plus SDTF recoverables                                                          49,505        51,836            671
Plus prepaid managed care fees                                                  31,958        16,369              -
                                                                           -----------   --------------------------
Gross reserves for losses and loss adjustment expenses, at December 31       $ 458,239     $ 261,700      $  12,668
                                                                             =========     =========      =========


      The Company recognizes recoveries from the SDTF and subrogation from third parties as a reduction to incurred losses. In determining the best estimate of the effect of these recoveries on the ultimate cost of all unpaid losses and loss adjustment expenses, the Company utilizes historical and industry statistics. The estimated amount of recoveries from the SDTF included as a reduction to the reserve for losses and loss adjustment expenses was $49.5 million and $51.8 million at December 31, 1996 and 1995, respectively.

      The 1995 activity in the reserve for losses and loss adjustment expenses reflects the acquisition of RIC on January 1, 1995. Adverse development in 1996 occurred due to deterioration in 1993 and prior accident years offset in part by improved experience for the 1995 accident year.

      Prior to the acquisition of RIC, the Company's insurance operations consisted primarily of providing excess reinsurance coverage to other entities. Because of the nature and volatility of these excess coverages and the short history of operations, few losses were reported and paid under these excess policies. As a result of changes in estimates of insured events in prior years, the net provision for unpaid losses and loss adjustment expenses for such prior years decreased by $1.9 million in 1994.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(6)   State of Florida Special Disability Trust Fund

      Florida operates the SDTF that reimburses insurance carriers, self-insurance funds and self-insured employers in Florida for certain workers' compensation benefits paid to injured employees. SDTF reimburses claim payments made to a claimant whose injury merges with, aggravates or accelerates a pre-existing permanent physical impairment. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. RISCORP's pro-rata amount of the SDTF assessment is based upon its written premiums compared to the total workers' compensation premiums written by all Florida insurers and self-insurance funds. Should a carrier stop writing business, it has no obligation for future assessments. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not prefunded its claims liability and no reserves currently exist. As of September 30, 1996, the SDTF had an actuarial projected undiscounted liability of approximately $4.0 billion based on a study performed for the SDTF by independent actuarial consultants. In addition, the SDTF actuarial study indicated that, at the current assessment rates, the payment of the existing liability would take numerous years.

      Under Florida sunset laws applicable to some state-sponsored funds, the SDTF would have expired on November 4, 1996 unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature, the SDTF was continued and not scheduled for further review under Florida sunset laws until the year 2000. However, in early 1997, the Florida legislature passed a bill substantially changing the SDTF. The SDTF will accept no claims with accident dates after December 31, 1997. Certain SDTF claims may have to be refiled for reimbursement and such filing may require a refiling fee. Additionally, companies accruing SDTF recoveries may be statutorily limited in the level of recoverables they may be allowed to carry. The bill provides for a funding mechanism through which companies writing workers' compensation insurance in Florida will be assessed an annual charge to cover payments made by the SDTF. The Company believes that even in the event of default by the SDTF, the existing reimbursements of the SDTF would become general obligations of the State of Florida. Management further believes that the recoveries recorded at December 31, 1996 will not be materially adversely affected by the new legislation.

      For the years ended December 31, 1996 and 1995, the change in the estimated SDTF recoveries was a decrease in losses and loss adjustment expenses incurred of approximately $200,000 and $5.8 million, respectively. For the years ended December 31, 1996 and 1995, SDTF cash recoveries were $2.5 million and $0.9 million, respectively. SDTF assessments were $11.7 million, $12.9 million and $0.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(7)   Reinsurance

      (a) General

          The Company is involved in the cession of insurance to certain unaffiliated insurance and reinsurance companies under specific excess of loss and quota share reinsurance contracts. Amounts by which certain financial statement balances have been reduced as a result of these reinsurance contracts as of and for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                                            1996           1995          1994

      Premiums written                                                    $ 192,528     $ 161,696      $ 4,523
      Premiums earned                                                     $ 165,022     $ 139,144      $ 4,523
      Reserve for losses and loss adjustment expenses                     $ 180,698     $ 100,675      $ 7,398
      Unearned premiums                                                  $   49,788    $   21,880      $     -

          Ceded losses and loss adjustment expenses were $152.3 million, $78.7 and $6.6 million for the years ended December 31, 1996, 1995 and 1994, respectively, and are reflected as reductions in the related financial statement balances.

          Effective January 1, 1995, RIC entered into a quota share reinsurance agreement with American Re-Insurance Company ("AmRe"), whereby RIC ceded 50 percent of new and renewal premiums written and losses incurred. The reinsurance agreement provides for the payment of a ceding commission at rates which vary from 27.5 percent to 60 percent based on the loss ratio of the business ceded, excluding unallocated loss adjustment expenses. The provisional ceding commission provided for in the reinsurance agreement was 33 percent. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at any December 31 after December 31, 1995. The Company and AmRe are parties to a senior subordinated note agreement in the principal amount of $15.0 million due 2002. Under the terms of the note agreement, the Company must maintain the quota share treaty or other comparable reinsurance agreement with AmRe for a minimum period of five years beginning January 1, 1995 (see Note 20). Ceding commissions earned under the AmRe reinsurance agreement were $58.2 million and $48.6 million for the years ended December 31, 1996 and 1995, respectively.

          The combined reinsurance recoverables and ceded unearned premiums (by reinsurer) in excess of three percent of shareholders' equity as of December 31, 1996 are detailed below (in thousands):

                                                 Reinsurance      Ceded Unearned
                                                 Recoverables         Premiums
        Reinsurer

        American Re-Insurance Company               $  96,345        $ 40,962
        Continental Casualty Company                $  38,688        $      -
        Signet Star Reinsurance Company             $  15,977        $    123
        TIG Reinsurance Company                     $  10,492        $      -
        Chartwell Reinsurance Company               $   5,800        $  4,272
        National Union Fire Insurance Company       $   5,572        $      -
        Swiss Reinsurance America Company           $   2,875        $  2,090
        Trenwick American Reinsurance Company       $   2,875        $  2,090


          Effective September 1, 1995, RPC entered into a medical excess of loss reinsurance agreement with Cologne Life Reinsurance Company, whereby the Company ceded 100 percent of all losses incurred per insured, per agreement year, in excess of $150,000 up to $1.0 million. The Company pays $5.99 per certificate of insurance per month for this coverage. The agreement is continuous, but can be canceled by either party at September 1, 1996 or any September 1 thereafter.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          Effective January 1, 1996, RPC entered into a commercial casualty excess of loss reinsurance agreement with Allstate Insurance Company, Chartwell Reinsurance Company, Signet Star Reinsurance Company and San Francisco Reinsurance Company, whereby the Company ceded 100 percent of all losses incurred on business inforce, written or renewed during the term of this agreement, per occurrence, in excess of $250,000 to $1.0 million. RPC is required to pay 11.5 percent of earned premiums subject to a minimum premium of $483,000 under the agreement. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at December 31, 1996 or any December 31 thereafter.

          RPC ceded reinsurance to an unaffiliated insurer which was funded through a deposit premium based on a percentage of estimated written premiums. RPC determined that the agreement did not transfer risk. Accordingly, the contract was accounted for using deposit accounting. Non-refundable premiums of $229,962 were paid to the reinsurer for the year ended December 31, 1995 and were expensed pro rata over the policy period in the accompanying financial statements with the remaining unexpired portion recorded as a deposit. There were no losses ceded to this contract for the year December 31, 1995. This reinsurance agreement was canceled in 1996.

          Effective October 1, 1996, RNIC entered into a quota share reinsurance agreement with Chartwell Reinsurance Company, Swiss Reinsurance America Corporation and Trenwick American Reinsurance Corporation (collectively the "Reinsurers"), whereby RNIC ceded 65 percent of its net unearned premiums as of October 1, 1996, and 65 percent of net written workers' compensation and employers liability premiums, new or renewal, for the period October 1 to December 31, 1996. Effective January 1, 1997, RNIC reduced the ceded quota share amount to 60 percent. The reinsurance agreement provides for the payment of a ceding commission at rates which vary from 27 percent to 49 percent based on the loss ratio of the business ceded. The provisional ceding commission contained in the reinsurance agreement was 33 percent. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at December 31, 1997 or any December 31 thereafter.

          RNIC has ceded losses in excess of $500,000 to Continental Casualty Company ("CNA") under three separate excess of loss reinsurance treaties. These treaties have effective dates of January 1, June 14, and September 1, 1996 and provide for the payment of premiums to CNA based on earned premiums. While the contracts contain provisions for minimum premiums, the premiums for 1996 based on earned premiums will exceed the minimum premium provisions specified under these contracts. Each of these treaties with CNA expired on January 1, 1997.

          RNIC also maintains specific excess of loss coverage on the run off of the Atlas book of business with Allstate Insurance Company.

          The unaffiliated reinsurers of each of the Company's insurance subsidiaries are reinsurance companies with A.M. Best ratings of A- or higher. The Company actively monitors and evaluates the financial condition of its reinsurers. As a result, the Company does not believe it has any significant credit risk associated with unaffiliated reinsurance recoverables. To the extent that the reinsurers are

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


unable to meet their contractual obligations, the Company is contingently liable for any losses and loss adjustment expenses ceded.

          At December 31, 1996 and 1995, reinsurance recoverables consisted of $180.7 million and $100.7 million of recoverables on reserves for losses and loss adjustment expenses, respectively.

          At December 31, 1996, approximately $91.5 million of the reinsurance recoverable balance related to RIC's quota share agreement with one reinsurer. The remaining recoverable balance of $89.5 million reflected estimated recoveries from 15 unaffiliated reinsurers that provided specific and aggregate excess of loss coverage. The previous table includes all reinsurance recoverables in excess of three percent of shareholders' equity at December 31, 1996.

      (b)  Assumption Reinsurance Transactions

          Effective June 14, 1996, RNIC entered into a loss portfolio transfer and assumption reinsurance agreement with National Alliance for Risk Management ("NARM"), a North Carolina self-insured workers' compensation fund. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) and the outstanding unearned premiums as of June 14, 1996. RNIC issued assumption certificates to all of the NARM policyholders.

          Effective September 1, 1996, RNIC entered into a loss portfolio transfer and assumption reinsurance agreement with the Occupational Safety Association of Alabama ("OSAA"), an Alabama self-insured workers' compensation fund. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. RNIC issued assumption certificates to all OSAA policyholders.

          Effective October 1, 1996, RNIC entered into a loss portfolio transfer and assumption reinsurance agreement with three NARM self insurance funds in Virginia ("NARM - Virginia"). Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) and the outstanding unearned premiums as of October 1, 1996. RNIC issued assumption certificates to all NARM Virginia policyholders.

          The following loss portfolio transfers and assumption reinsurance agreements were entered into by RNIC during 1996 (in thousands):

                                       Losses Assumed at Date     Unearned Premiums at
    Entity            Effective Date      of Transfer             Date of Transfer

    NARM              June 14, 1996           $ 34,544                   $ 5,209
    OSAA              September 1, 1996         49,716                         -
    NARM - Virginia   October 1, 1996            3,057                       996
                                            ----------                 ---------
    Total                                     $ 87,317                   $ 6,205
                                              ========                   =======


                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          In addition, OSAA transferred to RNIC approximately $11.0 million in OSAA member deposits and cash of approximately $11.0 million. RNIC will refund the deposits to the policyholders during 1997 when the final premium audits are completed for the 1996 policy year. As of December 31, 1996, OSAA owed RNIC approximately $3.3 million in connection with the transaction. These funds were received on April 14, 1997.


(8)   Managed Care Agreements

      The Company is party to arrangements with both Humana Medical Plans, Inc. ("Humana"), an unaffiliated health maintenance organization ("HMO"), and RISCORP Health Plans, Inc. ("RHP"), an affiliated HMO, whereby upon policyholder election to participate, the Company's medical claim costs are fixed for the first three years of each claim. On May 1, 1996, the Company terminated its arrangement with RHP; however, injured individuals are covered for three years following any accident occurring during policy periods in effect prior to termination. The Humana arrangement, which commenced July 1, 1995, was renewed for one additional year at the anniversary date. Under the Humana arrangement, injured individuals are covered for three years following any accident occurring within the policy periods. The fees paid to Humana and RHP are recognized as prepaid assets and losses and loss adjustment expenses in the Consolidated
Balance Sheets. Included in losses and loss adjustment expenses were $30.6 million, $19.0 million and $0 of such fees for the years ended December 31, 1996, 1995 and 1994, respectively.

      To the extent that Humana or RHP is unable to meet its contractual obligations under the agreements, the Company is liable for any unpaid losses and loss adjustment expenses. At December 31, 1996 and 1995, unpaid losses and loss adjustment expenses covered by Humana and RHP were $32.0 million and $16.4 million, respectively.


(9)   Income Taxes

      The components of income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                   1996         1995         1994
     Current:
         Federal                $ 17,919       $ 4,042      $ 5,366
         State                     2,280         1,037          924
                              ----------      --------    ---------
             Total current        20,199         5,079        6,290
                               ---------      --------     --------

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                          1996         1995         1994
     Deferred:
         Federal                        (12,126)          219         (274)
         State                              129          (199)         (24)
                                     ----------     ---------   ----------
             Total deferred             (11,997)           20         (298)
                                       --------    ----------    ---------
                 Total income taxes   $   8,202       $ 5,099      $ 5,992
                                      =========       =======      =======

     The differences between taxes computed at the federal statutory rate and recorded income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                  1996       1995       1994

     Computed "expected" tax expense             $ 3,710    $ 6,574    $ 4,503
     State taxes in excess of federal benefit      1,336        545        582
     Non-taxable income                             (982)      (637)      (260)
     Goodwill and other amortization               2,437       (287)         -
     ESOP termination benefit expense                  -          -      1,245
     Excise tax                                        -          -        595
     S corporation earnings                            -       (984)      (444)
     Fines and penalties                             543          -          -
     Amounts related to prior years                  980          -          -
     Other      178                                 (112)      (229)
        Income tax expense                       $ 8,202    $ 5,099    $ 5,992
                                                 =======    =======    =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                                                          1996          1995

    Deferred tax assets:
      Unearned premium                                                $   3,688      $   2,920
      Discount on reserve for losses and loss adjustment expenses        13,149          5,950
      Deferred income                                                         -          2,074
      Accrued employee benefits                                             709            327
      Bad debts                                                           5,950              -
      Other                                                               1,507          1,448
                                                                     ----------      ---------
         Gross deferred tax assets                                       25,003         12,719
                                                                      ---------       --------
    Deferred tax liabilities:
      Deferred acquisition costs                                            156            849
      Unrealized gains on investments                                       952            275
      Depreciation                                                          446            287
      Other                                                                 898            115
                                                                    -----------    -----------
         Gross deferred tax liabilities                                   2,452          1,526
                                                                     ----------     ----------
              Net deferred tax asset                                  $  22,551      $  11,193
                                                                      =========      =========


                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      The Company believes it could realize its net deferred tax asset through the carryback of future tax losses to prior years or the generation of future taxable income, and it is more likely than not that the tax benefits of the deferred tax assets will be realized. Accordingly, no valuation allowance relating to deferred taxes has been established.


(10)  Notes Payable

      Notes payable consist of the following at December 31, 1996 and 1995 (in thousands):

                                                                                       1996            1995

     Subordinated notes from quota share reinsurer,
         bearing interest at 12%; matures December 31, 2002.                         $ 15,000         $ 15,000

     Notepayable from acquisition of subsidiary,  with implicit interest rate of
         9.76% computed on the payment
         stream; matures November 9, 1998.                                                756            1,147

     Term loan, implicit interest rate of 12% computed on
         the payment stream; matures January 1, 1999.                                     470              690

     Notes payable on five automobiles, bearing interest
         at 7%; various maturities throughout 2000.                                        77                -

     Termloan,  bearing  interest  at a rate  above  prime  or LIBOR  (8.75%  at
         December  31,1995),   secured  by  all  of  the  Company's  assets  and
         guaranteed by Company's majority shareholder and affiliates;
         (repaid March, 1996).                                                              -           25,000

     $2.0 million line of credit, bearing interest at a rate
         above LIBOR or prime; (repaid March, 1996).                                        -            2,000

     Note payable to an insurance pool, bearing interest at
         prime plus 1%, unsecured; (repaid March 1996).                                     -            2,580
                                                                                   ----------       ----------
                                                                                     $ 16,303         $ 46,417
                                                                                     ========         ========



                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Notes payable are due as follows at December 31, 1996 (in thousands):

                 1997                    $      645
                 1998                           614
                 1999                            43
                 2000                             1
                 2001 and thereafter         15,000
                                          ---------
                                           $ 16,303

     The Company is currently in default of several debt covenants contained in the AmRe loan agreement including the filing of the audited GAAP financial statements by March 31, 1997. On October 10, 1997, the Company received a waiver from AmRe concerning these defaults, subject to their actual receipt of the delinquent financial reports. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial reports and for failure to file Form 10-Q with the Securities and Exchange Commission for the first and second quarters of 1997. This waiver from AmRe regarding the Company's failure to provide its financial reports and Form 10-Q's in a timely manner for the first and second quarter of 1997 expires on December 31, 1997. In the event the Company is unable to provide its financial reports and Form 10-Q's, including its third quarter financial reports and Form 10-Q, to Am Re when required under the note agreement or the waiver, additional debt covenant violations would occur. If such debt covenant violations did occur and the Company was unable to obtain an additional waiver of such violations from AmRe, such violations could result in AmRe accelerating the note which, in turn, could create a liquidity shortage for the Company.


(11)  Shareholders' Equity

      The Company has 100 million shares of $.01 par value Class A Common Stock authorized and 11,855,917 issued and outstanding shares at December 31, 1996. Class B Common Stock, par value $.01, consists of 100 million shares authorized,
24.3 million and 28.1 million shares issued and outstanding at December 31, 1996 and 1995, respectively. Ten million shares of preferred stock are authorized, but no shares are issued or outstanding. The characteristics of the Class B Common Stock are identical to those of the Class A Common Stock, except that each holder of the Class B Common Stock is entitled to 10 votes for each share held. The Class B Common Stock may be converted into Class A Common Stock at any time at the election of the holders on a one-for-one basis.

                         RISCORP, INC. AND SUBSIDIARIES

      The Company's insurance subsidiaries are limited by statute in their ability to distribute unassigned surplus without approval of the Commissioner of Insurance for the state of domicile. Dividends or distributions to shareholders that are made under these statutes and that do not require the prior approval of the FDOI or the Missouri Department of Insurance ("MDOI") are determined based on a combination of an insurer's net income realized and unrealized capital gains, percentages of dividends and distribution of surplus, and the relationship of surplus after the dividend or distribution is made to the minimum required statutory surplus. The Company did not declare any shareholder dividends during 1996 and 1995. The Company paid dividends to participating policyholders of $9.2 million, $1.6 million and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company's insurance subsidiaries have the ability to dividend approximately $16.0 million to RISCORP without the prior approval of the FDOI or the MDOI, consisting of $14.9 million from RIC and $1.1 million from RPC.

      Combined statutory policyholders' surplus as of December 31, 1996 and 1995, and combined statutory net income for the years ended December 31, 1996 and 1995 (as filed and adjusted for the FDOI examination adjustments as discussed in Note 19) for the Company's insurance subsidiaries, were as follows (in thousands):

                                              1996           1995
                                           -----------    -----------

              Policyholders' surplus        $ 90,639       $ 13,945
              Net income                    $ 13,980       $ 15,354

      The amount of policyholders' surplus for 1995 does not reflect FDOI examination adjustments as discussed in Note 19.

      In order to facilitate their responsibility to monitor insurer solvency, the National Association of Insurance Commissioners in January 1995 issued a model law to implement risk-based capital ("RBC") reporting requirements for property and casualty insurance companies. The model law is designed to assess capital adequacy and the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) credit risk, which evaluates the declines in asset values; (iii) investment risk, which evaluates declines in asset values; and (iv) off balance sheet risk. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. RPC and RIC are domiciled in the State of Florida which has yet to adopt the provisions of the RBC model law; however, these insurance subsidiaries monitor their RBC results in anticipation of future filings. The Company's third insurance subsidiary, RNIC, is domiciled in the State of Missouri and RBC information is filed with state regulators. RBC is calculated on an annual basis. At December 31, 1996, the Company's insurance subsidiaries had statutory surplus in excess of any action level requirements.

                         RISCORP, INC. AND SUBSIDIARIES

(12)  Stock Options

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). SFAS 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 123 is not required and the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measuring compensation cost. Had the Company adopted SFAS 123, pro forma net income and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                            1996                1995
                                         ------------       --------------

     Net income          - as reported     $ 2,398             $ 13,683
                         - pro forma       $ 2,479             $ 13,506

     Earnings per share  - as reported    $   0.07           $     0.45
                         - pro forma      $   0.07           $     0.45

      The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

      In conjunction with the reorganization discussed in Note 1, stock options of the Company were substituted for options previously granted to certain officers and employees of the Company's affiliates. Options are exercisable for 12 years after the date of the grant and the options vest over periods ranging from two to nine years.

      A summary of the status of the Company's Stock Option Plan as of and for the years ended December 1996, 1995 and 1994 is presented below:

                                                 1996                      1995                       1994
                                                   Weighted                    Weighted                  Weighted
                                                    Average                     Average                   Average
Options                                Shares    Exercise Price    Shares   Exercise Price   Shares   Exercise Price
-------                                ------    --------------    ------   --------------   ------   --------------

Outstanding,
  Beginning of year                   2,556,557      $3.96       1,854,392      $3.01              -           -
  Granted                             1,572,538       6.84         702,165      $6.50      1,854,392       $3.01
  Exercised                            (17,999)       3.61               -          -              -           -
  Canceled                          (1,032,317)       9.22               -          -              -           -
                                     ----------     ------      ----------      -----      ---------      ------

Outstanding, end of year              3,078,779      $3.67       2,556,557      $3.96      1,854,392       $3.01
                                      =========      =====       =========      =====      =========       =====

Options
   exercisable at year end              731,849      $2.08         193,657      $0.73              -           -
                                      =========      =====      ==========      =====      =========       =====

Weighted average fair value of
   options granted during the year             $5.44                       $5.67                      $7.11
                                               =====                       =====                      =====

                         RISCORP, INC. AND SUBSIDIARIES

      The fair value of each option has been estimated on the date the option was granted using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1995 and 1994, respectively: dividend yield of 0 percent for all years; expected volatility of 60 percent for all years; risk-free interest rate of 8.1 percent (1996), 6.5 percent (1995) and 6.6 percent (1994); and expected lives of 12 years for all years. Due to events subsequent to December 31, 1996, the amount shown above for the weighted average fair value of options granted during 1996 may not be indicative of the current market value of the Company's stock.

      The exercise price of options granted were determined to be not less than the fair market value of the Class A Common Stock on the date the option was granted with the exception of options for 387,314, 2,604 and 16,725 shares made to two employees at exercise prices of $0.72, $4.50 and $4.50, respectively, and fair values of $22.78, $12.54 and $12.33, respectively. Compensation expense recognized for options with exercise prices below fair market value totaled $0.3 million, $0.7 million and $0.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Options Outstanding                                Options Exercisable
                    -----------------------------------------------------------     --------------------------------
   Range of              Number             Weighted Avg                               Number
Exercise Prices       Outstanding            Remaining           Weighted Avg       Exercisable       Weighted Avg
                      at 12/31/96         Contractual Life      Exercise Price      at 12/31/96      Exercise Price
----------------    -----------------    -------------------    ---------------     -------------    ---------------

    $ 0.72                387,314             9.8 years              $ 0.72            387,314           $ 0.72
    $ 3.61              1,426,927             9.8 years                3.61            343,233             3.61
    $19.00                 13,158            11.2 years               19.00                  -               -
    $ 4.50              1,251,380            11.9 years                4.50              1,302             4.50
                        ---------            ----------             -------          ---------          -------
                        3,078,779            10.6 years              $ 3.67            731,849           $ 2.08
                        =========            ==========              ======            =======           ======


      On August 28, 1996, the Company repriced 126,500 options with an average exercise price of $18 per share to $12.50 per share. On November 18, 1996, the Company repriced 830,380 options with an average exercise price of $8 per share to $4.50 per share. Remaining options available for grant totaled 40,053 at December 31, 1996.


(13)  Property and Equipment

      Property and equipment consist of the following at December 31, 1996 and 1995 (in thousands):

                                                     Estimated
                                                    Useful Life
                                                                        1996            1995

      Furniture and equipment                         3-7 years       $ 15,984       $   8,853
      Building                                         39 years          7,846           7,036
      Leasehold improvements                         5-10 years          4,896           2,710
      Software                                          3 years          5,041           2,182
      Land                                                1,200          1,200
                                                                     ---------       ---------
                                                                        34,967          21,981
      Less accumulated depreciation and amortization                    (7,462)         (3,937)
                                                                     ---------       ---------
                                                                      $ 27,505        $ 18,044
                                                                      ========        ========

                         RISCORP, INC. AND SUBSIDIARIES

      Depreciation and amortization expense totaled $3.6 million, $2.0 million and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in these amounts is amortization expense of $0.8 million, $0.2 million and $0 for the years ended December 31, 1996, 1995 and 1994, respectively, related to both purchased and capitalized internally developed software costs.

(14)  Leases

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through January 2002, with renewal options available for certain leases. Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $1.3 million, $0.9 million and $1.5 million, respectively. At December 31, 1996, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

         Year ended December 31,          Annual Rental

                  1997                       $1,387
                  1998                        1,212
                  1999                          637
                  2000                          529
                  2001                          391
                  Thereafter                    249

 (15) Employee Health Benefits

      The Company self-insures its employees' health benefits and has purchased excess insurance that limits its exposure to $1.1 million in the aggregate and $50,000 per occurrence. The Company estimates its liability for unpaid claims based on aggregate limits for health insurance payments less actual payments made. These estimates are continually reviewed and adjustments, if any, are reflected in current operations. Included in accrued expenses at December 31, 1996 and 1995 is a liability for self-insured health benefits of approximately $0.4 million and $0.5 million, respectively. Expenses for self-insured health benefits were $2.6 million, $1.4 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Expenses relating to employee benefit plans were $0.4 million, $0.2 million and $3.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.


(16)  Related Party Transactions

      The Company has accounts receivable of $0 and $1.3 million from several affiliates which are included in accounts and notes receivable-related party in the accompanying Consolidated Balance Sheets at December 31, 1996 and 1995, respectively. Additionally, the Company has accounts and notes payable of $1.2 million and $1.0 million at December 31, 1996 and 1995, respectively, to those same affiliates.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      At December 31, 1996 and 1995, notes receivable consisted of the following (in thousands):

                                                              1996       1995
                                                           ---------  --------
      Notes receivable from  shareholder and affiliated
         companies at rates from
         prime to prime plus 1%,
         guaranteed by shareholder; repaid March 1996.     $      -    $ 7,273

      Surplus note receivable. RHP, an affiliated company,
        at prime plus 1%; repaid September 1996.                  -      2,150
                                                          ---------   --------
                                                           $      -    $ 9,423
                                                           ========    =======

      The shareholder referred to above was the Chairman of the Board of the Company and the affiliated companies were controlled or wholly-owned by him.

      In addition, the Company contracted with affiliated entities for transportation, facilities management, and custodial and maintenance services. The Company also leased parking facilities from affiliated entities. Expenses relating to these services totaled approximately $1.6 million, $2.5 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. These expenses are included in commissions, general and administrative expenses in the accompanying Consolidated Statements of Income.

      Beginning in 1994, the Company paid brokerage fees to an affiliated company for the negotiation and placement of reinsurance under several specific excess of loss coverages. These fees totaled $0.9 million, $0.8 million and
$0.01  million  for  the  years  ended   December  31,  1996,   1995  and  1994,
respectively.

      The Company provides administrative and support services to three affiliated companies. Under these arrangements, one of which terminated in 1996, the Company received $0.8 million, $1.02 million and $0.07 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company performed certain unreimbursed services totaling $1.6 million during 1995 for one of these affiliates.

      As described in Note 8, the Company was party to a managed care arrangement with RHP, an affiliated HMO, until May 1, 1996. Fees paid to RHP for the years ended December 31, 1996, 1995 and 1994 totaled $17.1 million, $1.5 million and $0, respectively. To the extent RHP is unable to meet its contractual obligations remaining under the arrangements, the Company is liable for any unpaid losses and loss adjustment expenses. At December 31, 1996 and 1995, unpaid losses and loss adjustment expenses covered by RHP were $7.1 million and $0.6 million, respectively.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(17)  Bad Debt Allowance

     The following table summarizes activity in the bad debt allowance account for premiums receivable for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                            1996           1995           1994

      Balance at beginning of period        $ 5,899     $        5        $   -
      Allowance acquired from acquisitions      782          7,542            -
      Additions to allowance                 31,424          3,852            5
      Write-offs against allowance          (21,105)        (5,500)           -
                                            -------        -------       ------
      Balance at end of period              $17,000        $ 5,899        $   5
                                            =======        =======        =====


(18)  Concentration in a Single State

      Although the Company has expanded its operations into additional states, approximately 74 percent, 93 percent and 100 percent of its revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from products and services offered to customers located in Florida. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time to time in Florida, which may not significantly affect its more geographically diversified competitors.

(19)  Commitments and Contingencies

      On April 2, 1996, the Company, RIC, several officers, directors and employees were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties, and were negligent in the Company's acquisition of CMIC in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The defendants moved to dismiss the RICO counts and to strike the punitive damages claims. These motions, as well as plaintiffs' motion for class certification, were pending when the plaintiffs filed an amended complaint. The amended complaint added the Florida Insurance Commissioner and Zenith as defendants in one new count seeking declaratory relief. The remaining claims in the amended complaint are the same as those in the original complaint. The defendants have filed a motion to dismiss the amended complaint and to strike the punitive damages claims. The parties have been ordered to non-binding mediation in this matter. The Company intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      Between November 20, 1996 and January 31, 1997, nine shareholder class action lawsuits were filed against the Company and other defendants in the United States District Court for the Middle District of Florida. In March 1997, the Court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants the Company, three of its executive officers, one non-officer director and three of the Company's underwriters for the Company's initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased the Company's Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that the Company's Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. The Company has filed a motion to dismiss the consolidated complaint which has been fully briefed and is pending. Discovery will be stayed until the motion to dismiss has been decided. The plaintiffs have filed a motion to certify the class, but the parties have agreed that the Company need not respond to that motion until thirty days after the motion to dismiss has been decided. The parties have been ordered to non-binding mediation in this matter. The Company intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

      On July 17, 1997, the Company and several former officers were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges violations of federal and state securities laws and breach of contract resulting from the purchase of IAA by the Company in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiffs are Thomas Albrecht and Peter Norman, the former shareholders of IAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

      On August 20, 1997, the Company, RNIC, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the acquisition of OSAA in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

      On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company, RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of the Company) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RISCORP Management Services, Inc. to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RISCORP
Management Services, Inc. and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the U.S. Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

and its subsidiaries and all other positions with the Company and its subsidiaries. The Company has recorded in the accompanying financial statements a provision of $1.0 million for the payment of fines and other costs related to this matter.

      Other than as noted above, no provision had been made in the Company's financial statements for the above matters at December 31, 1996. In addition, certain of the lawsuits and related legal expenses may be covered under directors and officers' insurance coverage maintained by the Company.

      Due to a recent decrease in the market value of the Company's Class A Common Stock, additional amounts may have to be paid to the former shareholders of IAA. Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million on September 17, 1998. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. The Company has included 225,503 contingent shares in the calculation of weighted average number of common shares and common share equivalents for the year ended December 31, 1996. Based upon the fair market value of the Company's Class A Common Stock of $0.50 as of August 31, 1997, 790,336 additional shares would be issued to the former IAA shareholders.

      The Florida Department of Insurance conducted a financial examination of RIC, one of the Company's insurance subsidiaries, for 1995. The final examination report reduced statutory surplus as of December 31, 1995 from $31,117,099 to $4,961,478. As a result, RIC failed to meet the minimum capital and surplus requirements by approximately $12.5 million. The Company made a capital infusion of approximately $31.2 million into RIC in 1996, and as a result, as of December 31, 1996, the surplus of RIC exceeded the minimum capital and surplus requirements.

      The FDOI and the MDOI are currently conducting financial examinations of two of the Company's insurance subsidiaries. While these examinations may result in adjustments to the statutory financial statements of the insurance subsidiaries for 1996, management does not believe that any such adjustments would be material. The Company has not received the reports from these examinations, however, based upon communications with the MDOI, the most significant adjustment proposed by the MDOI is the non-admission of an accounts receivable balance of $900,000 relating to a loss portfolio transfer. This balance was received on April 14, 1997. The adjustment relates to statutory financial statements and has no impact on these GAAP financial statements, however, any adjustments could impact the dividend paying ability of the company's insurance subsidiaries and the disclosures within these financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      Under the CompSource acquisition, the former shareholder received cash and 112,582 shares of the Company's Class A Common Stock. Per a redemption agreement, if the former shareholders so elect, the Company is obligated to repurchase the 112,582 shares at a purchase price of $18.653 per share during a redemption period beginning March 8, 1997 and ending April 7, 1998. The Company has included 382,100 contingent shares in the calculation of weighted average number of common shares and common share equivalents for the year ended December 31, 1996. On March 19, 1997, the Company received the redemption notice from the former CompSource shareholders. On March 19, 1997, the Company paid the CompSource shareholders $2.1 million as payment for the 112,582 shares of Class A Common Stock pursuant to the redemption provisions.

      The Company historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations are premiums and investment income, and its cash requirements consist primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses.

      In November 1996, the Board of Directors of the Company created a Strategic Alternatives Committee whose primary function was to enhance shareholder value by addressing the Company's capital needs and seeking alternative sources of capital for the Company. In turn, the committee hired an investment bank to identify and evaluate entities with an interest in acquiring the Company or its assets. On June 17, 1997, the Company announced an agreement with Zenith Insurance Company ("Zenith") to purchase substantially all of the operating assets of the Company and its affiliates at a purchase price equal to the greater of either the book value of the acquired assets less the book value of the liabilities assumed or $35.0 million. The transaction is subject to shareholder and regulatory approval, and is expected to close during the first quarter of 1998.

(20) Events Subsequent to the Balance Sheet Date

         On June 17, 1997, the Company entered into an agreement for the sale and transfer of certain of its assets and non-contingent liabilities to Zenith in exchange for cash. The purchase price for the net assets of the Company is undetermined at this time but will be based on the GAAP statement of transferred assets and the transferred liabilities as of the closing date, which has also not yet been determined. It is expected that this pending transaction will transfer primarily all of the assets, liabilities and operations of the Company to Zenith, leaving the Company with the minimum required capital and surplus to maintain its various state licenses and no continuing insurance operations.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company and five former officers, including William D. Griffin, founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RISCORP Management Services, Inc., a wholly-owned, non-regulated subsidiary of the Company, to a single count of conspiracy to commit mail fraud. As a result of the plea with the United States Attorney, the indictment against the Company was dismissed. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company.

      On October 1, 1997, RMS entered into a Plea and Cooperation Agreement with the United States Attorney and pleaded guilty to a single count of conspiracy to commit mail fraud. RMS has agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines relating to these matters.

      In September 1997, the Company formed 1390 Main Street Services, Inc. for the purpose of providing the identical services that were being provided by RMS. The FDOI approved the Managing General Agency and Service Agreement between each of the Company's Florida domiciled insurance subsidiaries and 1390 Main Street Services, Inc. on October 6, 1997, under the identical terms as the previous contract with RMS. The Managing General Agency and Service Agreement is pending approval in Missouri.

      In May 1997, RIC and RPC were assigned a rating of C (Weak) by A.M. Best, one of the leading insurance rating agencies. This rating will remain "under review with negative implications" by A.M. Best pending the resolution of certain uncertainties, including various legal issues, the protracted delay in RISCORP filing its 1996 Form 10-K with the SEC and the ongoing state regulatory examination for the year ended 1996.

     In April 1997, RNIC was assigned a rating of NR-2 (Not Rated) by A.M. Best. RNIC was not eligible for a Best Rating due to its limited operating experience.

     The AmRe loan agreement requires that the Company shall prepay the outstanding principal balance of the Notes, together with interest accrued thereon, on or before the tenth business day following the occurrence of a Change of Control or a Material Adverse Event. The resignation of William D. Griffin, effective on September 18, 1997, as Chairman of RISCORP is a Material Adverse Event as defined in the AmRe loan agreement. On October 10, 1997, the Company received a waiver from AmRe of the requirement to prepay these notes, as well as certain events of default subject to the receipt of the Company's financial reports. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial reports and for failure to file Form 10-Q with the Securities and Exchange Commission for the first and second quarters of 1997. This waiver from

AmRe regarding the Company's failure to provide its financial reports and Form 10-Q's in a timely manner for the first and second quarter of 1997 expires on December 31, 1997. In the event the Company is unable to provide its financial reports and Form 10-Q's, including its third quarter financial reports and Form 10-Q, to Am Re when required under the note agreement or the waiver, additional debt covenant violations would occur. If such debt covenant violations did occur and the Company was unable to obtain an additional waiver of such violations from AmRe, such violations could result in AmRe accelerating the note which, in turn, could create a liquidity shortage for the Company.



                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                         RISCORP, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1996
                                 (in thousands)

                                                                             Value at Which
                                                                              Shown in the
Type of Investment                                 Cost      Market Value    Balance Sheet

Available for sale:
     Fixed maturity securities:
      Municipal government obligations           $75,844         $76,348         $76,348
      U.S. government obligations                 49,144          50,080          50,080
      Corporate obligations                       86,726          87,366          87,366
      Mortgage backed securities                   2,588           2,612           2,612
      Asset backed securities                      5,501           5,556           5,556
      Redeemable preferred stocks                  6,437           6,840           6,840

     Equity securities:
      Nonredeemable preferred stocks               1,063           1,082           1,082
      Common stocks                                2,817           2,963           2,963
                                               ---------     -----------     -----------
         Total available for sale                230,120         232,847         232,847
                                               ---------       ---------       ---------

Held to maturity:
     Fixed maturity securities:
      U.S. government obligations                 16,355          16,437          16,355
      Municipal government obligations             4,204           4,205           4,204
      Certificates of deposit                      2,250           2,250           2,250
                                               ---------     -----------     -----------
         Total held to maturity                   22,809          22,892          22,809
                                               ---------      ----------      ----------

         Total investments                      $252,929        $255,739        $255,656
                                                ========        ========        ========




           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, INC. (Parent Company Only)
                 (in thousands, except share and per share data)


                                                             December 31,       December 31,
                                                                 1996               1995

                                     ASSETS

Investments at fair value (cost $7,816 and $3,000)          $     7,816        $   3,000
Cash and cash equivalents                                           274             (353)
Investment in wholly-owned subsidiaries                         153,118           44,623
Surplus note receivable from subsidiary                          13,000           13,000
Other assets                                                      8,186            2,453
                                                             ----------       ----------
     Total assets                                             $ 182,394         $ 62,723
                                                              =========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                              $   15,000         $ 42,000
  Accrued expenses and other liabilities                          7,986            4,566
                                                           ------------       ----------
     Total liabilities                                           22,986           46,566
                                                            -----------        ---------

Class A Common Stock subject to put options                       2,100                -
                                                           ------------   --------------

Shareholders' equity:
  Common stock                                                      363              281
  Additional paid-in capital                                    137,813              349
  Net unrealized gains on investments                             1,769              510
  Unearned compensation--stock options                             (546)            (215)
  Retained earnings                                              17,909           15,232
                                                            -----------        ---------
      Total shareholders' equity                                157,308           16,157
                                                             ----------        ---------

      Total liabilities and shareholders' equity              $ 182,394         $ 62,723
                                                              =========         ========








           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                       RISCORP, INC. (Parent Company Only)
                 (in thousands, except share and per share data)


                                                      Year ended December 31,
                                           ----------------------------------------------
                                                1996            1995            1994

Revenues:
      Net investment income                 $   2,590         $ 1,469      $         -
      Dividend income                          18,335           2,652                -
      Other income                                  3               -            1,617
                                         ------------    ------------         --------
          Total revenue                        20,928           4,121            1,617
                                            ---------        --------         --------

Expenses:
      General and administrative expenses       1,870              90              722
      Interest expense                          2,234           4,170              456
      Depreciation and amortization             3,955             205              119
                                           ----------       ---------         --------
          Total expenses                        8,059           4,465            1,297
                                           ----------        --------          -------

Income (loss) before equity in income of
  subsidiaries and income taxes                12,869            (344)             320

Equity in (loss) income of subsidiaries before
  income taxes                                 (2,269)         19,126           12,545
                                            ---------       ---------          -------

Income before income taxes                     10,600          18,782           12,865
Income taxes                                    8,202           5,099            5,992
                                           ----------      ----------         --------

      Net income                            $   2,398        $ 13,683          $ 6,873
                                            =========        ========          =======




           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF CASH FLOW

                       RISCORP, INC. (Parent Company Only)
                 (in thousands, except share and per share data)


                                                                                        Year ended December 31,
                                                                             -----------------------------------------------
                                                                                 1996              1995            1994
                                                                             -------------     -------------    ------------
Cash flows from operating activities:
   Net income                                                              $      2,398       $    13,683      $    6,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               3,955                 -               -
      Net amortization of discounts on investments                                   80                 -               -
      Interest on present value of future profits                                  (125)                -               -
      Net realized gain on sale of investments                                       (4)                -               -
      Decrease (increase) in other assets                                         2,750             4,494          (1,146)
      Equity in net loss (income) of subsidiaries                                 5,967           (11,035)         (6,758)
      Increase in surplus note receivable                                             -           (13,000)              -
      Increase in accrued expenses and other liabilities                          3,421             3,415             336
                                                                              -----------       ------------     -----------
          Net cash provided by operating activities                              18,442            (2,443)           (695)
                                                                              -----------       ------------     -----------

Cash flows from investing activities:
      Capital contributions to subsidiaries                                    (114,375)          (31,045)              -
      Purchase of fixed maturities--available for sale                           (48,438)          (3,000)              -
      Proceeds from sale of fixed maturities--held for sale                       44,124                -               -
      Purchase of equity securities                                               1,000                 -               -
      Purchase of equity securities                                              (1,905)                -               -
      Proceeds from the sale of equity securities                                   353                 -               -
      Purchase of IAA, net of cash acquired                                     (10,618)                -               -
      Purchase of RISC, net of cash acquired                                       (538)                -               -
                                                                              -----------       ------------     -----------
          Net cash used in investing activities                                (130,397)          (34,045)              -
                                                                              -----------       ------------     -----------

Cash flows from financing activities:
      Proceeds from note payable                                                      -            43,000             867
      Principal repayment of notes payable                                      (27,000)           (6,867)              -
      Shareholder distributions                                                       -                 -            (135)
      Exercise of stock options                                                      65                 -               -
      Decrease in APIC                                                                -                 -             (70)
      Proceeds of initial offering of common stock                              127,908                 -               -
      Other, net                                                                 11,609                 -               -
                                                                              -----------       ------------     -----------
          Net cash provided by financing activities                              112,582            36,133             662
                                                                              -----------       ------------     -----------

Net increase (decrease) in cash and cash equivalents                                627              (355)            (33)
Cash and cash equivalents, beginning of period                                     (353)                2              35
                                                                              ===========       ============     ===========
Cash and cash equivalents, end of year                                        $     274       $      (353)    $         2
                                                                              ===========       ============     ===========

Supplemental  disclosures  of cash flow  information:

  Cash paid during the year for:
      Interest                                                                 $  2,684       $      3,966      $      66
                                                                               ========       ============    ===========
      Income taxes                                                              $15,127       $      4,969      $   4,004
                                                                               ========       ============    ===========




                            SCHEDULE IV - REINSURANCE

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)




                                    Ceded to      Assumed                  Percentage
                       Gross          Other     From Other      Net         of Amount
                      Amount        Companies   Companies    Amount     Assumed to Net

Years Ended
December 31,

1996
Premiums earned     $ 326,875       $ 165,022    $ 11,704     $ 173,557          6.7%
                    =========       =========    ========     =========          ====

1995
Premiums earned     $ 274,351       $ 139,144  $      680     $ 135,887           .5%
                    =========       =========  ==========     =========           ===

1994
Premiums earned  $        614     $     4,523   $   5,422   $     1,513        358.4%
                 ============     ===========   =========   ===========        ======






                     SCHEDULE VI - SUPPLEMENTAL INFORMATION

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                        (Col. C)
                      Reserves for                                              Losses and Loss    Amortization   Net
           Deferred   Unpaid Losses  Discount,                                Adjustment Expenses  of Deferred   Paid Losses
            Policy      and Loss      if any,               Net        Net    Incurred Related to:    Policy     and Loss      Net
          Acquisition  Adjustment    deducted   Unearned  Earned  Investment  Current       Prior   Acquisition  Adjustment Premiums
     Year    Costs      Expenses    in Col. C.  Premiums Premiums    Income    Year         Years      Costs     Expenses    Written
     ----   -------    ----------   ----------  -------- --------   --------  ------       -------    -------   ----------  --------

     1996 $   446       $458,239       $ -     $102,562   $173,557   $12,194 $123,986    $  3,023    $33,716     $111,963   $179,706
     1995 $ 2,389       $261,700       $ -     $ 64,395   $135,887   $ 6,708 $ 87,467    $  5,198    $46,878     $128,298   $123,429
     1994 $   362       $ 12,668       $ -     $  5,438   $  1,513   $ 1,677 $  6,026    $  2,062    $   126     $  8,815   $  4,207
