Form 10-K/A
period 1996-12-31
RISCORP INC
filed 1997-10-28
CIK 1003957

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


        Effective June 18, 1997, Zenith entered into an interim reinsurance agreement and cut-through endorsement with the Company. Under the terms of the reinsurance agreement, Zenith reinsured all of the Company's liabilities on or after June 18, 1997, as to new, renewal, and in force Florida workers' compensation policies in the event the Company is declared insolvent under applicable insurance law pursuant to court order. The Company has assigned to Zenith its right to receive certain payments from other reinsurers with respect to the business Zenith has reinsured. In addition, the Company has established trust accounts of approximately $50 million as security to reimburse Zenith for any amounts paid under the reinsurance agreement.

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


*All subsidiaries below are owned, directly or indirectly, 100% by the Registrant

SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 27th day of October, 1997.

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


SIGNATURE                  TITLE                               DATE


/s/ Frederick M. Dawson
Frederick M. Dawson        President, Chief Executive          October 27, 1997
                           Officer and Director
                           (principal executive officer)

/s/ Stephen C. Rece
Stephen C. Rece            Senior Vice President, and          October 27, 1997
                           Chief Financial Officer
                           (principal financial and
                           accounting officer)

/s/ Seddon Goode, Jr.
Seddon Goode, Jr.          Director                            October 27, 1997



/s/ George E. Greene III
George E. Greene III       Director                            October 27, 1997



/s/ Walter L. Revell
Walter L. Revell           Director                            October 27, 1997

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
