Form 10-Q
period 1997-03-31
RISCORP INC
filed 1997-11-19
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                                 (941) 906-2000
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Number of shares outstanding of the issuer's Common Stock:

 Class                                           Outstanding at April 30, 1997

Class A Common Stock, $.01 par value                        11,743,335
Class B Common Stock, $.01 par value                        24,334,443



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               March 31, 1997 and December 31, 1996                                        3-4


                           Consolidated Statements of Income -
                               For the three months ended March 31, 1997 and 1996                            5


                           Consolidated Statements of Cash Flows -
                               For the three months ended March 31, 1997 and 1996                            6


                           Notes to Consolidated Financial Statements                                     7-15


           Item 2.         Management's Discussion and Analysis of Financial                             16-25
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                                26

           Item 2.         Changes to Securities                                                            27

           Item 3.         Defaults Upon Senior Securities                                                  27

           Item 4.         Submission of Matters to a Vote of Security Holders                              27

           Item 5.         Other Information                                                                27

           Item 6.         Exhibits and Reports on Form 8-K                                                 27




Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                                 (in thousands)


                                                                                            March 31,      December 31, 1996
                                                                                              1997
Assets                                                                                   (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $204,676 in 1997 and $226,240 in 1996)                                                $ 204,479           $ 228,802
   Fixed maturities held to maturity, at amortized cost (fair value $21,568
      in 1997 and $22,892 in 1996)                                                             21,879              22,809
   Equity securities, at fair value (cost $3,880 in 1997 and $3,380 in 1996)                    3,916               4,045
                                                                                         ------------        ------------
      Total investments                                                                       230,274             255,656


Cash and cash equivalents                                                                      30,985              26,307
Premiums receivable, net                                                                      118,565             122,078
Accounts receivable--other                                                                     10,733              11,676
Recoverable from Florida Special Disability Trust Fund, net                                    49,505              49,505
Reinsurance recoverables                                                                      194,469             180,698
Prepaid reinsurance premiums                                                                   54,402              49,788
Prepaid managed care fees                                                                      30,722              31,958
Accrued reinsurance commissions                                                                23,226              20,419
Deferred income taxes                                                                          23,587              22,551
Property and equipment, net                                                                    28,400              27,505
Goodwill                                                                                       21,753              22,648
Other assets                                                                                   11,345               7,653
                                                                                          -----------        ------------

Total assets                                                                                $ 827,966           $ 828,442
                                                                                            =========           =========












See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                                 (in thousands)


                                                                                            March 31,      December 31, 1996
                                                                                              1997
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                      $ 480,537           $ 458,239
   Unearned premiums                                                                          100,323             102,562
   Notes payable of parent company                                                             15,000              15,000
   Notes payable of subsidiaries                                                                1,244               1,303
   Accounts and notes payable--related party                                                       --               1,171
   Deposit balances payable                                                                     4,991               4,787
   Accrued expenses and other liabilities                                                      58,088              74,706
   Net assets in excess of cost of business acquired                                           11,029              11,266
                                                                                          -----------         -----------
                                                                                              671,212             669,034
                                                                                           ----------          ----------

Class A Common Stock subject to put options                                                        --               2,100
                                                                                        -------------        ------------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued and outstanding:  11,855,917 in 1997 and 1996                                       120                 120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 1996 and 1997 24,334,443
                                                                                                  243                 243
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                     --                   --
   Additional paid-in capital                                                                 139,691             137,813
   Net unrealized gains on investments                                                           (214)              1,769
   Unearned compensation--stock options                                                          (374)               (546)
   Retained earnings                                                                           19,388              17,909
   Treasury stock - at cost, 112,582 shares                                                    (2,100)                 --
                                                                                         ------------       -------------
      Total shareholders' equity                                                              156,754             157,308
                                                                                           ----------          ----------

      Total liabilities and shareholders' equity                                            $ 827,966           $ 828,442
                                                                                            =========           =========









See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
               For the three months ended March 31, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                            1997                1996
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)         (Unaudited)
   Revenue:
       Premiums earned                                                                       $ 46,814           $ 38,369
       Fee income                                                                               5,146              7,082
       Net investment income                                                                    3,946              1,611
                                                                                                -----              -----
          Total revenue                                                                        55,906             47,062
                                                                                               ------             ------

   Expenses:
       Losses and loss adjustment expenses                                                     32,547             24,366
       Unallocated loss adjustment expenses                                                     4,019              2,785
       Commissions, underwriting and administrative expenses                                   14,437             13,021
       Interest expense                                                                           482              1,077
       Depreciation and amortization                                                            1,933                979
                                                                                                -----             ------
          Total expenses                                                                       53,418             42,228
                                                                                               ------             ------

   Income before income taxes                                                                   2,488              4,834

   Income taxes                                                                                 1,009              1,777


   Net income                                                                               $   1,479           $  3,057
                                                                                            =========           ========


   Net income per common share                                                             $     0.04          $    0.09
                                                                                           ==========          =========

   Weighted average common and common share
     equivalents outstanding                                                               37,775,562         32,536,343
                                                                                           ==========         ==========














See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1997 and
                                      1996
                                 (in thousands)

                                                                                               1997             1996
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash (used in) provided by operating activities                                         $ (13,557)        $  21,918
                                                                                            ---------         ---------

Cash flows from investing activities:
     Purchase of property and equipment                                                        (2,069)           (2,273)
     Proceeds from the sale of equipment                                                           23               469
     Purchase of fixed maturities--available for sale                                          (8,465)          (47,207)
     Proceeds from sale of fixed maturities--available for sale                                27,297             3,908
     Proceeds from maturities of fixed maturities--available for sale                           2,452             1,960
     Proceeds from maturities of fixed maturities--held to maturity                             1,000                --
     Purchase of equity securities                                                                 --              (580)
     Purchase of CompSource, Inc. and Insura, Inc., net of cash acquired                           --           (12,669)
     Purchase of Atlas Insurance Company, net of cash acquired                                     --            (4,742)
                                                                                         ------------        ----------

       Net cash provided by (used in) investing activities                                     20,238           (61,134)
                                                                                           ----------         ---------

Cash flows from financing activities:
     Principal repayments of notes payable                                                        (59)          (30,465)
     Increase in deposit balances payable                                                         205                44
     Unearned compensation--stock options                                                         173                72
     Purchase of treasury stock                                                                (2,100)               --
     Issuance of common stock                                                                      --           128,587
     Other, net                                                                                  (222)             (130)
                                                                                          -----------       -----------

       Net cash (used in) provided by financing activities                                     (2,003)           98,108
                                                                                           ----------        ----------

Net increase in cash and cash equivalents                                                       4,678            58,892

Cash and cash equivalents, beginning of period                                                 26,307            23,348
                                                                                           ----------        ----------
Cash and cash equivalents, end of period                                                    $  30,985         $  82,240
                                                                                            =========         =========


Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                       $       462        $    1,049
                                                                                          ===========        ==========
           Income taxes                                                                    $    3,057       $        --
                                                                                           ==========       ===========



See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)    Basis of Presentation

       RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1996 contained in the Company's Statement on Form 10K/A, which was filed with the Securities and Exchange Commission on October 23, 1997.

       The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)    Initial Public Offering of Common Stock

       On February 29, 1996, the Company issued 7,200,000 shares of common stock in an initial public offering ("IPO") at a price of $19.00 per share. Net proceeds, after underwriting discounts and commissions, totaled approximately $127.9 million. The Company used $28.6 million of the proceeds from the IPO to repay certain debt, including debt of $26.0 million bearing interest at a variable rate (either LIBOR or the prime rate of First Union National Bank of North Carolina, plus an applicable margin) which was 8.75 percent as of March 1, 1996, and debt of $2.6 million bearing interest at the rate of 9.75 percent per year. Additionally, approximately $12.1 million was used to complete the acquisition of CompSource, Inc. and Insura, Inc. (collectively,
       "CompSource"), approximately $5.0 million was used to acquire Atlas Insurance Company ("Atlas"), approximately $11.5 million was used to acquire Independent Association Administrators, Inc. ("IAA"), approximately $68.9 million was used to increase the capital and surplus of the Company's insurance subsidiaries, and the balance was used for general corporate purposes. These acquisitions are more fully described in Note 3.

       In conjunction with the offering of shares by the Company, the majority shareholder offered shares to the public. The Company did not receive any proceeds from the sale of shares offered by the majority shareholder. However, some of the majority shareholder's proceeds from the offering were used to repay approximately $7.6 million in outstanding indebtedness to the Company.

(3)    Acquisitions and Joint Ventures

       Joint Venture Arrangement

       In January 1996, the Company, through its wholly-owned subsidiary, RISCORP of Illinois, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. The Company and HCSC each hold 50 percent ownership in the joint venture known as Third Coast Holding
       Company ("Third Coast"). The Company contributed the use of its expertise, insurance systems and intellectual property, while HCSC contributed cash of $10.0 million. The Company's contributed property in Third Coast was valued at $10.0 million; however, the Company's cost basis in the contributed property was $0 and as of December 31, 1996, the Company recorded its initial investment in Third Coast at $0.

       The Company accounts for its 50 percent investment in Third Coast on the equity basis of accounting, whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of Third Coast. The Company discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced the Company's investment in Third Coast to $0. In addition, the Company has not made any financial guarantees relating to Third Coast and has not made any financial commitments to provide any future funding to Third Coast. As of March 31, 1997, the unrecorded losses relating to Third Coast were approximately $391,000.

       Acquisition of CompSource

       In March 1996, the Company purchased all of the outstanding stock of CompSource in exchange for approximately $12.1 million in cash and 112,582 shares of the Company's Class A Common Stock valued at $2.1 million on the date of acquisition. CompSource is a workers' compensation management services company offering its services in North Carolina. Pursuant to a stock redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have the Company repurchase the 112,582 shares at a purchase price of $18.653 per share on March 8, 1997, and the Company repurchased all 112,582 shares from the former shareholders for $2.1 million, in accordance with the terms of the redemption agreement. This $2.1 million stock redemption has been included in the accompanying Consolidated Balance Sheets.

       On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $12.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

       Acquisition of Atlas

       In March 1996, RISCORP of Florida, Inc., a wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding capital stock of Atlas for approximately $5.0 million in cash. As a result of the acquisition, the name was changed from Atlas to RISCORP National Insurance Company ("RNIC"). RNIC, which primarily provides workers' compensation insurance, is licensed to do business in 19 states and is authorized to operate on an excess and surplus lines basis in 5 additional states. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $2.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

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

       During the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract including the estimated 1997 renewals. Therefore, as of December 31, 1996, $2.8 million of goodwill was written off and is included as an expense in the accompanying Consolidated Statements of Income.

       Assumption Reinsurance Transaction

       The  following  loss  portfolio  transfers  and  assumption   reinsurance
       agreements were entered into by RNIC during 1996 (in thousands):

                                                Losses Assumed at       Unearned Premiums at
       Entity             Effective Date        Date of Transfer         Date of Transfer

        NARM              June 14, 1996              $ 34,544                 $ 5,209
        OSAA              September 1, 1996            49,716                      --
        NARM - Virginia   October 1, 1996               3,057                     996
                                                   ----------               ---------
        Total                                        $ 87,317                 $ 6,205
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

(4)    Commitments and Contingencies

       On April 2, 1996, the Company, RISCORP Insurance Company ("RIC"), several officers, directors and employees were named as defendants in a purported class action filed in the United States District Court for the Southern District of Florida. The suit claims the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties, and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. The defendants moved to dismiss the RICO counts and to strike the punitive damages claims. These motions, as well as plaintiffs' motion for class certification, were pending when the plaintiffs filed an amended complaint. The amended complaint added the Florida Insurance Commissioner and Zenith Insurance Company ("Zenith") as defendants in one new count seeking declaratory relief. The remaining claims in the amended complaint are the same as those in the original complaint. The defendants have filed a motion to dismiss the amended complaint and to strike the punitive damages claims. The parties have been ordered to non-binding mediation in this matter. The Company intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

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

       On August 20, 1997, the Company, RNIC, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the assumption reinsurance and loss portfolio transfer agreement with OSAA in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

       On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company, RISCORP Management Services, Inc. ("RMS") (a wholly owned, non-regulated subsidiary of the Company) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and its subsidiaries and all other positions with the Company and its subsidiaries. As of December 31, 1996, the Company had recorded in the accompanying financial statements a provision of $1.0 million for the payment of fines and other costs related to this matter.

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

       The FDOI and the Missouri Department of Insurance (the "MDOI") are currently conducting financial examinations of two of the Company's insurance subsidiaries. While these examinations may result in adjustments to the statutory financial statements of the insurance subsidiaries for 1996, management does not believe that any such adjustments will be material. The Company has not received the reports from these examinations, however, based upon communications with the MDOI, the most significant adjustment proposed by the MDOI is the non-admission of an accounts receivable balance of $900,000 relating to a loss portfolio transfer. This balance was received on April 14, 1997. The adjustment relates to statutory financial statements and has no impact on these GAAP financial statements, however, any adjustments could impact the dividend ability of the company's insurance subsidiaries and the disclosures within these financial statements.

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

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations are premiums and investment income, and its cash requirements consist primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital and surplus needs for its insurance subsidiaries, and other general and administrative expenses.

       On November 9, 1996, at a Special Board of Directors' meeting of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period of November 1996 through June 1997 culminated in the June 17, 1997 agreement for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and non-contingent liabilities to another insurer for cash. The pending sale, which is anticipated to take place in early 1998, requires the filing of a proxy statement with the Securities and Exchange
       Commission ("SEC"), the approval of the transaction by RISCORP shareholders and approval by the FDOI and MDOI, amongst other conditions.

(5)   Events Subsequent to the Balance Sheet Date

       In May 1997, RIC and RISCORP Property & Casualty Company ("RPC") were assigned a rating of C (Weak) by A.M. Best Company, Inc. ("A.M. Best"), one of the leading insurance rating agencies. This rating will remain "under review with negative implications" by A.M. Best pending the resolution of certain uncertainties, including various legal issues, the protracted delay in RISCORP filing its annual report on Form 10-K/A, for the year ended December 31, 1996 with the Securities and Exchange Commission ("SEC") and the ongoing state regulatory examination for 1996. The Company filed its annual report on Form 10K/A for the year ended December 31, 1996 with the SEC on October 23, 1997. In April 1997, RNIC was assigned a rating of NR-2 (Not Rated) by A.M. Best. RNIC was not eligible for a Best Rating due to its limited operating experience.

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

       On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company and five former officers, including William D. Griffin, founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS, a wholly-owned, non-regulated subsidiary of the Company, to a single count of conspiracy to commit mail fraud. As a result of the plea with the United States Attorney, the indictment against the Company was dismissed. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company.

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

       On October 1, 1997, RMS entered into a Plea and Cooperation Agreement with the United States Attorney and pleaded guilty to a single count of conspiracy to commit mail fraud. RMS has agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million provision for the payment of fines and other costs relating to these matters.

       The Company and American Re-Insurance Company ("AmRe") are parties to a senior subordinated note agreement in the principal amount of $15.0 million due 2002 (the "AmRe loan agreement"). The AmRe loan agreement requires that the Company shall prepay the outstanding principal balance of the notes, together with interest accrued thereon, on or before the tenth business day following the occurrence of a Change of Control or a Material Adverse Event. The resignation of William D. Griffin, effective on September 18, 1997, as Chairman of RISCORP is a Material Adverse Event as defined in the AmRe loan agreement. On October 10, 1997, the Company received a waiver from AmRe of the requirement to prepay these notes, as well as certain events of default subject to the receipt of the Company's financial statements. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial statements and for failure to file its quarterly report on Form 10-Q with the SEC for the quarterly periods ended March 31, 1997 and June 30, 1997. This waiver from AmRe regarding the Company's failure to provide its financial reports and Form 10-Q's in a timely manner for the first and second quarter of 1997 expires on December 31, 1997. In the event the Company is unable to provide its financial reports and Form 10-Q's, including its third quarter financial reports and Form 10-Q, to AmRe when required under the note agreement or the waiver, additional debt covenant violations would occur. If such debt covenant violations did occur and the Company was unable to obtain an additional waiver of such violations from AmRe, such violations could result in AmRe accelerating the note which, in turn, could create as liquidity shortage for the Company.

(6)    Adjustments Made in The Fourth Quarter of 1996

       As described below, the Company made certain adjustments in the fourth quarter of 1996 which were reflected in the December 31, 1996 Form 10-K/A. The amounts previously reported in the March 31, 1996, June 30, 1996 or September 30, 1996 Form 10-Q's have not been adjusted for the items discussed below, or any other items. Management is presently reviewing each of these items to determine whether any adjustments should be made to any of the previously filed 1996 Form 10-Q's for these fourth quarter adjustments.

       Allowance for Doubtful Accounts

       The Company completed a detailed review of the composition of the December 31, 1996 premium receivables balance in 1997, in connection with the determination of the allowance for doubtful accounts as of December 31, 1996. As a result of this analysis, an increase of approximately $7.7 million was recorded in the allowance for doubtful accounts in the fourth quarter of 1996 to increase the allowance for doubtful accounts to $17.0 million.

       Goodwill

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

       During 1996 and 1997, using the criteria contained in SFAS 121, the Company recognized an impairment loss of $3.2 million and reduced goodwill that was recorded in 1995 in conjunction with the purchase of RWI, formerly known as the Self Insurers Service Bureau, Inc. ("SISB"), and also recorded an impairment loss of $2.8 million in connection with the acquisition of IAA. The Company's impairment assessment was primarily based upon the closing of former SISB offices in certain states and the Company's current focus on at-risk business. During the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. These impairment losses were recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to the SISB purchase was $468,000 and the remaining unamortized goodwill relating to IAA was $8.5 million at December 31, 1996.

       Litigation Expenses

       On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company, RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of the Company) and five former officers, including William D. Griffin, founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and its subsidiaries and all other positions with the Company and its subsidiaries. As of December 31, 1996 the Company had recorded in the accompanying financial statements a provision of $1.0 million for the payment of fines and other costs related to this matter.

       Other Items

       In connection with the review of the fourth quarter adjustments, the Company also plans on reviewing each of the 1996 Form 10-Q's to determine if any other items may require adjustment or allocation to another period within the 1996 year.

(7)    Reclassifications

       Certain  amounts  in  the  financial   statements   presented  have  been
       reclassified from amounts previously reported in order to be comparable between periods. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods involved.

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

Recent Developments

       Restructuring

       On May 20, 1997, the Company named Frederick M. Dawson as Chief Executive Officer of the Company. Mr. Dawson replaced William D. Griffin who took an unpaid leave of absence and remained as a non-salaried, non-executive Chairman of the Board of Directors. Concurrently, Mr. Dawson was also named to the Board of Directors of the Company, and all employee directors other than Mr. Griffin resigned from the Board of Directors. One June 10, 1997, Mr. Dawson became president of the Company upon the resignation of James A. Malone from the position of president and chief operating officer on the same date. On September 18, 1997, Mr. Griffin resigned from the Board of Directors of the Company and from all other positions with the Company. See "Part I, Item 1, Note 5 to the consolidated financial statements."

       In June 1997, the Company announced a workforce reduction and a restructuring of the Company's management team, field offices and products. The reduction in the work force resulted in the termination of 128 employees of the Company. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.9 million in the second quarter of 1997 in connection with the workforce reduction and restructuring of the field offices and products. These non-recurring expenses consisted primarily of severance expenses of approximately $5.1 million and occupancy costs of approximately $0.7 million. These expenses were included in commissions, underwriting and administrative expenses in the June 30, 1997 Consolidated Statements of Income.

       Asset Purchase Agreement With Zenith

       In June 1997, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Zenith, a subsidiary of Zenith National Insurance Corp. Under the terms of the Purchase Agreement, Zenith will purchase all of the assets of the Company relating to its workers' compensation business, including the Company's existing in force business, as well as the right to all new and renewal policies. After the transaction closes, the Company will no longer engage in the workers' compensation or managed care businesses. In connection with the transaction, Zenith will assume certain liabilities related to the Company's insurance business, including $15.0 million in indebtedness of the Company owed to AmRe. The purchase price, which will be paid in cash, will be the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith on the closing date including the $15.0 million AmRe debt, subject to a minimum purchase price of $35.0 million.

       The closing of the purchase is contingent upon review and approval by the appropriate state and federal regulatory agencies, and approval by a majority of each of the Class A Common and Class B Common shareholders of the Company.

       Effective June 18, 1997, Zenith entered into an interim reinsurance agreement and cut-through endorsement with RIC and RISCORP Property & Casualty Insurance Company ("RPC"). Under the terms of the reinsurance agreement, Zenith reinsured all of the Company's liabilities on or after June 18, 1997, as to new, renewal, and in force Florida workers' compensation policies in the event RIC and RPC are declared insolvent under applicable insurance law pursuant to court order. RIC and RPC have assigned to Zenith its right to receive certain payments from other reinsurers with respect to the business Zenith has reinsured. In addition, RIC and RPC have established trust accounts of approximately $50.0 million as security to reimburse Zenith for any amounts paid under the reinsurance agreement.

       Delisting by NASDAQ

       After the Company's initial public offering of Class A Common Stock in February 1996, the Company experienced personnel turnover in its finance and treasury areas. The rapid growth of the Company and its multiple acquisitions coupled with the loss of key personnel overloaded the Company's internal accounting staff. As a result, the Company was not able to provide the necessary support and back-up required to complete the audit of its 1996 financial statements in a timely manner, and therefore, the Company was unable to timely file with the Securities and Exchange Commission its annual report on Form 10-K/A for the year ended December 31, 1996. Despite management's efforts to correct these issues, difficulties continued in 1997 resulting in the Company's inability to timely file its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997.

       In July 1997, the Company's common stock was delisted from the NASDAQ National Market due to the Company's failure to comply with the filing requirements of the Exchange Act.

       AmRe Loan Agreement

       The $15.0 million AmRe loan agreement requires that the Company shall prepay the outstanding principal balance of the notes, together with interest accrued thereon, on or before the tenth business day following the occurrence of a Change of Control or a Material Adverse Event. The resignation of William D. Griffin, effective on September 18, 1997, as Chairman of RISCORP, Inc. is a Material Adverse Event as defined in the AmRe loan agreement. On October 10, 1997, the Company received a waiver from AmRe of the requirement to prepay these notes, as well as certain events of default subject to the receipt of the Company's financial reports. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial reports and to file its quarterly report on Form 10-Q with the SEC for the quarterly periods ended March 31, 1997 and June 30, 1997. This waiver from AmRe regarding the Company's failure to provide its financial reports and Form 10-Q's in a timely manner for the first and second quarter of 1997 expires on December 31, 1997. In the event the Company is unable to provide its financial reports and Form 10-Q's, including its third quarter financial reports and Form 10-Q, to AmRe when required under the note agreement or the waiver, additional debt covenant violations would occur. If such debt covenant violations did occur and the Company was unable to obtain an additional waiver of such violations from AmRe, such violations could result in AmRe accelerating the note which, in turn, could create a liquidity shortage for the Company.

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

       A.M. Best Initial Rating

       During 1997 the Company's insurance subsidiaries were reviewed by A.M. Best and assigned a rating. A.M. Best ratings are based on several factors, including comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entity's officers. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. In assigning ratings, companies may fall within one of three A.M. Best rating groupings: Best's Ratings, Best's Financial Performance Ratings or Not Rated.

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

       The limited operating history of the companies, pending litigation and the factors discussed above have affected the ability of the Company's insurance subsidiaries to obtain favorable A.M. Best and comparable ratings. In May 1997, RIC and RPC were assigned a Best's Rating of C
       (Weak). This rating is under review with negative implications pending resolution of certain substantial uncertainties, including various legal issues, any material Form 10-K disclosures, and potential regulatory actions emanating from the ongoing state examinations. The Company believes this rating and the factors discussed above will have a material adverse effect on the Company's business, financial condition and results of operations.

       RNIC (formerly Atlas Insurance Company) had its B+ rating removed and was given an A.M. Best's "Not Rated" classification of NR-2 (Less than
       Minimum Size and/or Operating Experience) following the Company's purchase of Atlas in March 1996 and the discontinuance of its prior business, which effectively treated RNIC as a start-up operation for rating purposes.

       1997 Events That Have Impacted The Company

       On November 9, 1996, at a special meeting of the Board of Directors of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period of November 1996 through June 1997 culminated in the June 17, 1997 agreement (as more fully described in Note 5 to the consolidated financial statements) for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and non-contingent liabilities to another insurer for cash. The pending sale, which is anticipated to take place in early 1998, requires, among other things, the filing of a proxy statement with the Securities and Exchange Commission ("SEC"), the approval of the transaction by RISCORP shareholders and regulatory approval by the FDOI and MDOI.

       RIC, RPC (both Florida domiciled insurance companies) and RNIC (a Missouri domiciled insurance company), are all wholly-owned subsidiaries of RISCORP and each of these companies experienced difficulty in completing their year end December 31, 1996 statutory financial statements in an accurate and timely manner. In addition, RIC and RPC were unable to respond in an accurate and timely manner to requests for financial information made by examiners from the FDOI in connection with the FDOI's financial examination of RIC for 1996 and RPC for 1995.

       While RIC, RPC and RNIC filed their 1996 statutory financial statements by February 28, 1997, the deadline for filing such statements, each of the companies discovered later that certain amounts contained in the previously filed 1996 statutory financial statements were incorrect and the 1996 statutory financial statements of each of the companies were amended by substitution in October 1997. In addition, RIC, RPC and RNIC were also unable to file their 1996 audited statutory financial statements by June 1, 1997, as required by Florida and Missouri statutes. Audited financial statements were filed for each company in September, 1997. RISCORP also experienced difficulty in completing its 1996 financial statements in a timely manner. This resulted in RISCORP being delisted by the stock exchange on which its stock was traded and in adverse publicity in the insurance marketplace. See "Part I, Item 2, Delisting by NASDAQ."

       The inability of RIC and RPC to file accurate and timely financial statements and to respond timely to requests made by the examiners from the FDOI inhibited the FDOI's ability to assess the financial condition of RIC and RPC and prompted increased regulatory scrutiny of the companies. As a result of the FDOI's increased regulatory scrutiny of RIC and RPC, and in connection with the pending sale discussed above and in
       Note 5 to the consolidated financial statements, the FDOI requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement ("Agreement") on all inforce business as of June 18, 1997 and all new and renewed business written on or after June 18, 1997. This Agreement only provides coverage for Florida workers' compensation policyholders and was approved by the FDOI.

       The ability of RIC and RPC to operate at their present level of insurance activity could be affected if the transaction discussed in Note 5 is not completed and RIC and RPC are unable to replace the reinsurance agreement. Management believes it could replace this reinsurance agreement under similar terms.

       The unfavorable publicity related to the inability of the Company and its subsidiaries to file timely financial statements, the delisting of the Company's stock, the pending litigation and subsequent indictments, A.M. Best's letter rating, and delays in completion of the Company's 1996 audit, have negatively impacted the Company's ability to retain its existing customers and add new business. While the first quarter of 1997 was not adversely affected by these factors, the Company anticipates that written premiums for the second, third and fourth quarters of 1997 will be significantly less than 1996 written premiums for comparable quarters. In addition, the Company has experienced increased employee turnover which has resulted in the hiring of consultants and increased operating costs to the Company. The overall effects of these and other factors are discussed in more detail below in the "Results of Operations".

Overview

       General

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RNIC and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations outside the state of Florida. A comparison of the Company's direct written premiums (prior to reinsurance cessions or assumptions) by state is presented below:

                                         Direct Premiums Written (a)
       (Dollars in millions)          1996          1995            1994
       Florida                       $ 270.8       $ 284.8        $   2.4
       North Carolina                   41.4            --             --
       Alabama                          21.7            --             --
       Other                            22.8            --             --
                                     -------       -------        -------
       Total                         $ 356.7       $ 284.8        $   2.4
                                     =======       =======        =======

       (a) Includes RIC, RPC and RNIC for 1996, RIC and RPC for 1995, and RPC for 1994.

       Direct written premiums were reduced by specific reinsurance cessions (1996, 1995 and 1994), the 50 percent AmRe quota share reinsurance agreement for the Company's Florida workers' compensation business (1996 and 1995) and the 65 percent quota share reinsurance agreement (effective October 1, 1996), with another reinsurer for certain non-Florida business. This quota share reinsurance agreement was reduced to 60 percent effective January 1, 1997.

       The majority of the Company's premiums have been written in Florida, a regulated pricing state where premiums for guaranteed cost products are based on state-approved rates. However, the Company also offers policies which are subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tends to be more competitively based, and the Company experienced increased competition during 1996 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written on or after January 1, 1997. Concurrently, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. As of December 31, 1996, the Company estimated that approximately 60 percent of the Company's premiums received the 10 percent managed care credit.

       The Company experienced increased pricing pressures during 1996 and expects that such pressures will continue into the foreseeable future. The Company intends to continue applying managed care techniques to differentiate itself from its competitors and to continue to reduce claims costs. In June 1997, the Company implemented cost cutting measures which resulted in the Company ceasing to write new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas, which approximates $16.0 million in direct premiums written.

       The Company attempts to lower claims costs by applying managed care techniques and programs to workers' compensation claims, particularly by providing prompt medical intervention, integrating claims management and customer service, directing care of injured employees through a managed care provider network, and availing itself of potential recoveries under subrogation and other programs.

       Part of the Company's claims management philosophy is to seek recoveries for claims which are reinsured or which can be subrogated or submitted for reimbursement under various states' recovery programs. As a result, the Company's losses and loss adjustment expenses are offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreements, subrogation from third parties and state "second disability" funds, including the Florida Special Disability Trust Fund ("SDTF").

Results of Operations

       Three months ended March 31, 1997 compared to three months ended March 31, 1996

       The following table shows direct, assumed, ceded, and net earned premiums for the three months ended March 31, 1997 and 1996 (in thousands):

                                                   Three months ended
                                                         March 31
                                                    1997         1996

                Direct premiums earned            $ 91,516      $ 74,572
                Assumed premiums earned              2,827         1,439
                Premiums ceded to reinsurers       (47,529)      (37,642)
                                                 ---------     ---------
                Net premiums earned               $ 46,814      $ 38,369
                                                  ========      ========

       The number of inforce policies were:

               Quarter Ended                        1996        1997

               March 31                             22,777      30,141
               June 30                              26,002         N/A
               September 30                         28,772         N/A
               December 31                          30,081         N/A

       Direct premiums earned increased to $91.5 million for the three months ended March 31, 1997 from $74.6 million for the same period in 1996, a net increase of $16.9 million. The increase in the direct premiums earned for the three months ended March 31, 1997 was primarily the result of the following factors:

                   The infusion of  approximately  $68.9 million of capital into the Company's insurance subsidiaries from the IPO proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums are earned pro rata over the policy period (usually twelve months) therefore, increased premiums written during the last nine months of 1996 will have a positive impact on earned premiums in 1996 and 1997.

                   Written  premiums  increased in the third and fourth quarters of 1996 and the first quarter of 1997 from the assumption reinsurance and loss portfolio agreements entered into by the Company and from the acquisitions made by the Company during 1996.

                   Enhanced  marketing  initiatives  implemented  by the Company after the IPO to increase the number of policies and to write accounts with larger premiums.

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The assumed premiums from the fronting agreement increased from approximately $1.1 million at March 31, 1996 to approximately $2.3 million at March 31, 1997, which primarily accounts for the increase in assumed premiums of approximately $1.4 million during this period.

       The Company cedes approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and the Company cedes 60 percent of the business written by RNIC under a separate quota share reinsurance agreement (65 percent during 1996). As direct earned premiums increase, the ceded premiums will also increase.

       Fee income for the three months ended March 31, 1997 was $5.1 million compared to $7.1 million for the same period in 1996, a net decrease of $2.0 million. The decrease is primarily due to the loss of service fees from the conversion of the NARM self insurance funds of North Carolina and Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RWI service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company, and growth in other existing fee products.

       Net investment income for the three months ended March 31, 1997 was $3.9 million compared to $1.6 million for the same period in 1996, a net increase of $2.3 million. Investment income consists entirely of earnings from the investment portfolio, including realized gains and losses. The total investments of the Company were (in thousands):

                  December 31, 1995                    $   69,365
                  March 31, 1996                        $ 114,477
                  June 30, 1996                         $ 187,528
                  September 30, 1996                    $ 241,143
                  December 31, 1996                     $ 255,656
                  March 31, 1997                        $ 230,274

       The increase in the investment portfolio during 1996 is due (i) to the investment of proceeds from the IPO by RISCORP in its insurance subsidiaries, which, in turn, invested the proceeds in their individual investment portfolios, (ii) the growth in premium volume during 1996 which generated positive cash flow which was used to purchase investments, and (iii) the positive cash flow generated from the proceeds received from the assumption reinsurance and loss portfolio transfer transactions which were also used to purchase investments. The increase in invested assets is the primary reason for the increase in the investment income from the first quarter of 1997 over the corresponding quarter of 1996. The actual yield on invested assets is comparable between quarters.

       The decrease in accounts payable and other accrued expenses in the first quarter of 1997 was primarily due to the payment of approximately $9.6 million in accrued assessments, approximately $4.0 million in amounts held as deposits for insureds and approximately $2.7 million in net reductions in trade accounts payable. The decrease in the invested assets during the first quarter of 1997 was caused primarily by the liquidation of investments to pay these items.

       Losses and loss adjustment expenses for the three months ended March 31, 1997, were $32.5 million compared to $24.4 million for the same period in 1996, a net increase of $8.1 million. The $8.1 million increase is primarily due to loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations. The loss ratio for the three months ended March 31, 1997 and 1996 was 69.5 percent and 63.5 percent, respectively. The increase in the 1997 loss ratio was due to adverse loss development in 1996 and prior accident years from certain business written in Alabama of approximately $4.0 million, adverse loss development of approximately $1.8 million in certain business written by RNIC in several smaller states, and favorable loss development of $2.5 million from business written in North Carolina.

       Unallocated loss adjustment expenses for the three months ended March 31, 1997, were $4.0 million compared to $2.8 million for the same period in 1996, a net increase of $1.2 million. This increase is primarily due to the increased premium volume and increased loss reserves during this period. The unallocated loss adjustment expense ratio for the three months ended March 31, 1997 and 1996 was 8.5 percent and 7.3 percent, respectively. The 1.2 percent increase in the ratio was primarily due to increased personnel and personnel related costs.

       Commissions, underwriting and administrative expenses for the three months ended March 31, 1997 were $14.4 million compared to $13.0 million for the same period in 1996. The net increase of $1.4 million from 1996 to 1997 is attributable to increases in commissions and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from this addition of employees to support the premium growth and increases in legal expenses from actions initiated in 1996. The Company's total employees increased from 739 as of March 31, 1996 to 820 at March 31, 1997. The net increase in these expenses were partially offset by increased ceding commission income of $4.0 million received from reinsurers under the quota share reinsurance agreements.

       Interest expense for the three months ended March 31, 1997 was $0.5 million compared to $1.1 million for the same period in 1996. The decrease is due to the repayment of approximately $28.6 million of debt in March 1996 using the proceeds from the initial public offering.

       Depreciation and amortization expenses for the three months ended March 31, 1997 were $1.9 million compared to $1.0 million for the same period in 1996, a net increase of $0.9 million. The increase was primarily the result of amortization of goodwill related to the acquisitions of CompSource and IAA in 1996, and additions to property and equipment during 1996 necessary to support the Company's growth. This increase in depreciation and amortization in 1997 was partially offset by the reduction in recurring amortization of goodwill from a $3.0 million writedown of goodwill associated with RWI and a $2.8 million writedown of goodwill associated with the IAA acquisition in the third and fourth quarter of 1996. These adjustments to goodwill are more fully discussed in Note 6 to the consolidated financial statements.

       The effective tax rate for the three months ended March 31, 1997 was 40.6 percent compared to 36.8 percent for the same period in 1996. The increase in the tax rate is principally due to the increase in the amortization of goodwill, which is non-deductible for tax purposes.

       The weighted average common shares outstanding for the three months ending March 31, 1997, was 37,775,562 versus 32,536,343 for the three months ending March 31, 1996. The increase in the weighted average number of shares is due primarily to the inclusion of the shares issued in connection with the February 29, 1996 IPO for the entire first quarter of 1997 versus the inclusion of shares issued in connection with the IPO for only one month for the first quarter of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

       Liquidity and Capital Resources

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations are premiums and investment income, and its cash requirements consist primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital and surplus needs for its insurance subsidiaries, and other general and administrative expenses.

       On February 29, 1996, the Company completed its initial public offering of Common Stock which generated net proceeds of $127.9 million which were used to repay approximately $28.6 million of various borrowings, increase the capital and surplus of the Company's insurance subsidiaries, fund acquisitions and for general corporate purposes. Borrowings increased by $19.6 million between 1994 and 1995 due to borrowings under a variable rate term loan and the subordinated notes, the proceeds of which were used to repay existing debt and fund the acquisition of RIC.

       On October 15, 1996, the Company entered into a credit agreement with NationsBank, N.A. and SouthTrust Bank of Alabama which provided a $50.0 million credit facility to the Company for unsecured borrowings for a two-year revolving period convertible into a term loan with a final maturity on September 30, 2001. There were no borrowings under the agreement, and the Company terminated the agreement on June 16, 1997.

       In November 1996, the Board of Directors of the Company formed a Strategic Alternatives Committee whose primary function was to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of the Company. In turn, the committee hired an investment bank to identify and evaluate entities with an interest in acquiring the Company or its assets. On June 17, 1997, the Company entered into an agreement with Zenith to purchase substantially all of the operating assets of the Company and its affiliates at a purchase price equal to the greater of: (i) the book value of the acquired assets less the book value of the assumed liabilities including the $15.0 million AmRe debt, or (ii) $35.0 million in cash. The transaction is subject to shareholder and regulatory approval.

       Cash flow from operations for the years ended December 31, 1996, 1995 and 1994 was $28.1 million, ($47.3) million and $17.8 million, respectively. The increase from 1995 to 1996 was due primarily to the improved cash flows resulting from ceding of premiums under the AmRe quota share reinsurance agreement and the increase in losses and loss adjustment expenses. The decrease from 1994 to 1995 was due primarily to the initiation of the AmRe quota share reinsurance agreement and other reinsurance agreements which created a net cash outflow resulting from the ceding of $139.1 million in written premium.

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

       In addition, the liquidity of the Company could be adversely affected by certain legal issues and its initial A.M. Best Rating. See "Legal Proceedings" and "Recent Developments - A.M. Best Initial Rating."

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1996 and March 31, 1997, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Part II    Other Information

Item 1.    Legal Proceedings

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

       Between November 20, 1996, and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida. In March 1997, the Court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its former executive officers, one non-officer director and three of the underwriters for RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996, and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. The defendants have filed a motion to dismiss the consolidated complaint which has been fully briefed and is pending. Discovery will be stayed until the motion to dismiss has been decided. The plaintiffs have filed a motion to certify the class, but the parties have agreed that the defendants need not respond to that motion until thirty days after the motion to dismiss has been decided. The parties have been ordered to non-binding mediation in this matter. RISCORP, Inc. intends to defend this action vigorously; however, there can be no assurance that it will prevail in the litigation.

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

       On August 20, 1997, RISCORP, Inc., RNIC, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the assumption of the OSAA business in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

       On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company, RMS (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. The Company has recorded a provision of $1.0 million for the payment of fines and other costs related to this matter.

       Other than as noted above, no provision had been made in the Company's financial statements for the above matters at December 31, 1996. In addition, certain expenses of the law suits and related legal expenses may be covered under directors and officers' insurance coverage maintained by the Company.


Item 2.    Changes to Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

                a)          Exhibit

                  11       Statement Re Computation of Per Share Earnings

                  27       Financial Data Schedules

               b)           Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RISCORP, INC.
                  (Registrant)



                  By:      /s/Stephen C. Rece

                  Stephen C. Rece
                  Senior Vice President and
                  Chief Financial Officer


                  Date:    November 19, 1997