Form 10-Q
period 1997-06-30
RISCORP INC
filed 1997-11-19
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Number of shares outstanding of the issuer's Common Stock:

                           Class                   Outstanding at July 31, 1997

      Class A Common Stock, $.01 par value                      11,743,335
      Class B Common Stock, $.01 par value                      24,334,443


                                      INDEX


                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               June 30, 1997 and December 31, 1996                                         3-4


                           Consolidated Statements of Income -
                               For the three months ended June 30, 1997 and 1996                             5


                           Consolidated Statements of Income -
                               For the six months ended June 30, 1997 and 1996                               6


                           Consolidated Statements of Cash Flows -
                               For the six months ended June 30, 1997 and 1996                               7


                           Notes to Consolidated Financial Statements                                     8-16


           Item 2.         Management's Discussion and Analysis of Financial                             17-27
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                                28

           Item 2.         Changes to Securities                                                            29

           Item 3.         Defaults Upon Senior Securities                                                  29

           Item 4.         Submission of Matters to a Vote of Security Holders                              29

           Item 5.         Other Information                                                                29

           Item 6.         Exhibits and Reports on Form 8-K                                                 29


Part I    Financial Information
Item 1.   Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                                 (in thousands)


                                                                                            June 30,       December 31, 1996
                                                                                              1997
Assets                                                                                    (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $202,623 in 1997 and $226,240 in 1996)                                                $ 204,085           $ 228,802
   Fixed maturities held to maturity, at amortized cost (fair value $21,893
      in 1997 and $22,892 in 1996)                                                             21,960              22,809
   Equity securities, at fair value (cost $1,924 in 1996 and $3,380 in 1995)                    1,925               4,045
                                                                                         ------------        ------------
      Total investments                                                                       227,970             255,656


Cash and cash equivalents                                                                      34,986              26,307

Premiums receivable, net                                                                      117,737             122,078
Accounts receivable--other                                                                      7,589              11,676
Recoverable from Florida Special Disability Trust Fund, net                                    46,018              49,505
Reinsurance recoverables                                                                      196,526             180,698
Prepaid reinsurance premiums                                                                   50,765              49,788
Prepaid managed care fees                                                                      25,926              31,958
Accrued reinsurance commissions                                                                24,962              20,419
Deferred income taxes                                                                          22,918              22,551
Property and equipment, net                                                                    28,193              27,505
Goodwill                                                                                       21,059              22,648
Other assets                                                                                    9,092               7,653
                                                                                         ------------           ---------

Total assets                                                                                $ 813,741           $ 828,442
                                                                                            =========           =========













See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                                 (in thousands)


                                                                                            June 30,       December 31, 1996
                                                                                              1997
Liabilities and Shareholders' Equity                                                      (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                      $ 466,292          $  458,239
   Unearned premiums                                                                           94,420             102,562
   Notes payable of parent company                                                             15,000              15,000
   Notes payable of subsidiaries                                                                  881               1,303
   Accounts and notes payable--related party                                                       --               1,171
   Deposit balances payable                                                                     5,037               4,787
   Accrued expenses and other liabilities                                                      60,340              74,706
   Net assets in excess of cost of business acquired                                           10,434              11,266
                                                                                          -----------        ------------
                                                                                              652,404             669,034
                                                                                           ----------         -----------

Class A Common Stock subject to put options                                                        --               2,100
                                                                                        -------------       -------------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued and outstanding:  11,855,917 in 1997 and 1996                                       120                 120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 1996 and 1997 24,334,443
                                                                                                  243                 243
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                      --                  --
   Additional paid-in capital                                                                 139,691             137,813
   Net unrealized gains on investments                                                          1,029               1,769
   Unearned compensation--stock options                                                            --                (546)
   Retained earnings                                                                           22,354              17,909
   Treasury stock - at cost, 112,582 shares                                                    (2,100)                 --
                                                                                         ------------       -------------
      Total shareholders' equity                                                              161,337             157,308
                                                                                           ----------          ----------

      Total liabilities and shareholders' equity                                            $ 813,741           $ 828,442
                                                                                            =========           =========











See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                For the three months ended June 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                              1997                 1996
                                                                                         ---------------     -----------------
                                                                                          (Unaudited)          (Unaudited)
   Revenue:
       Premiums earned                                                                        $ 46,652             $ 42,121
       Fee income                                                                                5,815                8,887
       Net investment income                                                                     4,507                2,883
                                                                                                 -----                -----
          Total revenue                                                                         56,974               53,891
                                                                                                ------               ------

   Expenses:
      Losses and loss adjustment expenses                                                       23,374               26,760
       Unallocated loss adjustment expenses                                                      4,081                3,062
       Commissions, underwriting and administrative expenses                                    22,135               13,200
       Interest expense                                                                            487                  522
       Depreciation and amortization                                                             1,906                  967
                                                                                                 -----               ------
          Total expenses                                                                        51,983               44,511
                                                                                                ------               ------

   Income before income taxes                                                                    4,991                9,380

   Income taxes                                                                                  2,025                3,448
                                                                                                 -----                -----

   Net income                                                                                $   2,966            $   5,932
                                                                                             =========            =========


   Net income per common share                                                              $     0.08           $     0.16
                                                                                            ==========           ==========

   Weighted average common and common share
     equivalents outstanding                                                                37,152,420           37,462,722
                                                                                            ==========           ==========

















See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                 For the six months ended June 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                              1997                 1996
                                                                                         ---------------     -----------------
                                                                                          (Unaudited)            (Unaudited)
   Revenue:
       Premiums earned                                                                       $  93,465            $  80,490
       Fee income                                                                               10,961               15,969
       Net investment income                                                                     8,453                4,494
                                                                                                -----                -----
          Total revenue                                                                        112,879              100,953
                                                                                               -------              -------

   Expenses:
       Losses and loss adjustment expenses                                                      55,921               51,126
       Unallocated loss adjustment expenses                                                      8,100                5,848
       Commissions, underwriting and administrative expenses                                    36,571               26,219
       Interest expense                                                                            969                1,598
       Depreciation and amortization                                                             3,839                1,947
                                                                                                 -----                -----
          Total expenses                                                                       105,400               86,738
                                                                                               -------               ------

   Income before income taxes                                                                    7,479               14,215

   Income taxes                                                                                  3,034                5,225
                                                                                              --------             --------

   Net income                                                                               $    4,445           $    8,990
                                                                                            ==========           ==========


   Net income per common share                                                             $      0.12          $      0.26
                                                                                           ===========          ===========

   Weighted average common and common share
     equivalents outstanding                                                                37,451,863           35,012,634
                                                                                            ==========           ==========
















See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)


                                                                                              1997                1996
                                                                                         ---------------     ---------------
                                                                                          (Unaudited)          (Unaudited)

Net cash (used in) provided by operating activities                                        $ (13,299)        $      8,396
                                                                                           ----------        ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                       (3,112)              (5,151)
     Proceeds from the sale of equipment                                                          72                  381
     Purchase of fixed maturities--available for sale                                        (23,467)            (115,915)
     Proceeds from sale of fixed maturities--available for sale                               39,051               29,867
     Proceeds from maturities of fixed maturities--available for sale                          7,467                6,060
     Proceeds from maturities of fixed maturities--held to maturity                            1,000                1,000
     Purchase of equity securities                                                                --               (2,456)
     Proceeds from sale of equity securities                                                   2,780                   25
     Purchase of CompSource, Inc. and Insura, Inc., net of cash acquired                          --              (12,681)
     Purchase of NARM, net of cash acquired                                                       --                2,716
     Purchase of Maryland Fund, net of cash acquired                                             134                   --
     Purchase of Atlas Insurance Company, net of cash acquired                                    --               (5,370)
                                                                                        ------------         -------------

       Net cash provided by  (used in) investing activities                                   23,925             (101,524)
                                                                                           ---------           -----------

Cash flows from financing activities:
     Principal repayments of notes payable                                                      (422)             (30,797)
     Increase in deposit balances payable                                                        250                  723
     Unearned compensation--stock options                                                        547                  144
     Issuance of common stock                                                                     --              128,031
     Treasury Stock                                                                           (2,100)                  --
     Other, net                                                                                 (222)                  72
                                                                                         ------------      --------------

       Net cash (used in) provided by financing activities                                    (1,947)              98,173
                                                                                          -----------         -----------

Net increase in cash and cash equivalents                                                      8,679                5,045

Cash and cash equivalents, beginning of period                                                26,307               23,348
                                                                                          ----------           ----------
Cash and cash equivalents, end of period                                                   $  34,986            $  28,393
                                                                                           =========            =========
Supplemental disclosures of cash flow information:

     Cash paid during the period for:
       Interest                                                                          $       974           $    1,104
                                                                                         ===========           ==========
       Income taxes                                                                       $    3,445           $    4,399
                                                                                          ==========           ==========


See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)    Basis of Presentation

       RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1996 contained in the Company's Statement on Form 10K/A, which was filed with the Securities and Exchange Commission on October 23, 1997.

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

       The Company accounts for its 50 percent investment in Third Coast on the equity basis of accounting, whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of Third Coast. The Company discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced the Company's investment in Third Coast to $0. In addition, the Company has not made any financial guarantees relating to Third Coast and has not made any financial commitments to provide any future funding to Third Coast. For the three months ended June 30, 1997, the unrecorded losses relating to Third Coast were approximately $2.2 million and the cumulative unrecorded losses as of June 30, 1997 were approximately $2.6 million.

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

Recent Developments

       Restructuring

       On May 20, 1997, the Company named Frederick M. Dawson as Chief Executive Officer of the Company. Mr. Dawson replaced William D. Griffin who took an unpaid leave of absence and remained as a non-salaried, non-executive Chairman of the Board of Directors. Concurrently, Mr. Dawson was also named to the Board of Directors of the Company, and all employee directors other than Mr. Griffin resigned from the Board of Directors. On June 10, 1997, Mr. Dawson became president of the Company upon the resignation of James A. Malone from the position of president and chief operating officer on the same date. On September 18, 1997, Mr. Griffin resigned from the Board of Directors of the Company and from all other positions with the Company. See "Part I, Item 1, Note 5 to the consolidated financial statements."

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

       While RIC, RPC and RNIC filed their 1996 statutory financial statements by February 28, 1997, the deadline for filing such statements, each of the companies discovered later that certain amounts contained in the previously filed 1996 statutory financial statements were incorrect and the 1996 statutory financial statements of each of the companies were amended by substitution in October 1997. In addition, RIC, RPC and RNIC were also unable to file their 1996 audited statutory financial statements by June 1, 1997, as required by Florida and Missouri statutes. Audited financial statements were filed for each company in September, 1997. As previously described, RISCORP also experienced difficulty in completing its 1996 financial statements in a timely manner. This resulted in RISCORP being delisted by the stock exchange on which its stock was traded and in adverse publicity in the insurance marketplace. See "Part I, Item 2, Delisting by NASDAQ."

       The inability of RIC and RPC to file accurate and timely financial statements and to respond timely to requests made by the examiners from the FDOI inhibited the FDOI's ability to assess the financial condition of RIC and RPC and prompted increased regulatory scrutiny of the companies. As a result of the FDOI's increased regulatory scrutiny of RIC and RPC, and in connection with the pending sale discussed above and in
       Note 5, the FDOI requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement ("Agreement") on all inforce business as of June 18, 1997 and all new and renewed business written on or after June 18, 1997. This Agreement only provides coverage for Florida workers' compensation policyholders and was approved by the FDOI.

       The ability of RIC and RPC to operate at their present level of insurance activity could be affected if the transaction discussed in Note 5 to the consolidated financial statements is not completed and RIC and RPC are unable to replace the reinsurance agreement. Management believes it could replace this reinsurance agreement under similar terms.

       The unfavorable publicity related to the inability of the Company and its subsidiaries to file timely financial statements, the delisting of the Company's stock, the pending litigation and subsequent indictments, A.M. Best's letter rating, and delays in completion of the Company's 1996 audit, have negatively impacted the Company's ability to retain its existing customers and add new business. While the first quarter of 1997 was not adversely affected by these factors, the Company began to experience a decline in new and renewed premiums in the second quarter of 1997. The Company anticipates that written premiums for the third and fourth quarters of 1997 will be significantly less than 1996 written premiums for comparable quarters. In addition, the Company has experienced increased employee turnover which has resulted in the hiring of consultants and increased operating costs to the Company. The overall effects of these and other factors are discussed in more detail below in the "Results of Operations".

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

Results of Operations

       Three months ended June 30, 1997 compared to three months ended June 30, 1996 and six months ended June 30, 1997 compared to six months ended June 30, 1996

       The following table shows direct, assumed, ceded, and net earned premiums for the three months and six months ended June 30, 1997 and 1996 (in thousands):

                                          Three months ended          Six months ended
                                                June 30                    June 30
                                            1997         1996          1997         1996


      Direct premiums earned            $ 91,761       $ 77,657     $ 183,277     $ 152,228
      Assumed premiums earned              2,064          2,104         4,890         3,544
      Premiums ceded to reinsurers       (47,173)       (37,640)      (94,702)      (75,282)
                                       ---------      ---------   -----------    ----------
      Net premiums earned               $ 46,652       $ 42,121     $  93,465     $  80,490
                                        ========       ========     =========     =========


       The number of inforce policies were:

           Quarter Ended               1996        1997

           March 31                   22,777      30,141
           June 30                    26,002      29,602
           September 30               28,772         N/A
           December 31                30,081         N/A

       Direct premiums earned increased to $91.8 million for the three months ended June 30, 1997 from $77.7 million for the same period in 1996, a net increase of $14.1 million. Direct premiums earned increased to $183.3 million for the six months ended June 30, 1997 from $152.2 million for the same period in 1996, a net increase of $31.1 million. The increase in the direct premiums earned for the three months and six months ended June 30, 1997 was primarily the result of the following factors:

                   The infusion of  approximately  $68.9 million of capital into the Company's insurance subsidiaries from the IPO proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase new premiums during the last nine months of 1996 due to its expanded premium capabilities. Written premiums are earned pro rata over the policy period (usually twelve months) therefore, increased premiums written during the last nine months of 1996 will have a positive impact on earned premiums in 1996 and 1997.

                   Written  premiums  increased in the third and fourth quarters of 1996 and the first quarter of 1997 from the acquisitions made by the Company in the second and third quarters of 1996.

                   Enhanced  marketing  initiatives  implemented  by the Company after the IPO to increase the number of policies and to write accounts with larger premiums.

                   These  increases were  partially  offset by a decrease in new and renewal premiums in the second quarter of 1997 due to the adverse publicity discussed more fully in "Recent Developments".

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The assumed premiums from the fronting agreement were approximately $2.0 million for the three months ended June 30, 1997 and June 30, 1996. The increase in assumed premiums of $1.4 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 was primarily due to increased premiums from the fronting agreement. While the company assumes premiums from several insurers, the fronting agreement generates the majority of the assumed premiums.

       The Company cedes approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and the Company cedes 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996). As direct earned premiums increase, the ceded premiums will also increase.

       Fee income for the three months ended June 30, 1997 was $5.8 million compared to $8.9 million for the same period in 1996, a net decrease of $3.1 million. The decrease is primarily due to the loss of service fees from the conversion of the NARM self insurance funds of North Carolina and Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RWI service fees from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from CompSource, the fronting agreement, the new service agreement with Third Coast Insurance Company, and growth in other existing fee products. Fee income for the six months ended June 30, 1997 and 1996 was $11.0 million and $16.0 million, respectively. The decrease in fee income of $5.0 million was primarily due to the reasons discussed above.

       Net investment income for the three months ended June 30, 1997 was $4.5 million compared to $2.9 million for the same period in 1996, a net increase of $1.6 million. Net investment income for the six months ended June 30, 1997 and 1996 was $8.5 million and $4.5 million, respectively. Investment income consists entirely of earnings from the investment portfolio, including realized gains and losses. The total investments of the Company for 1996 and 1997 were (in thousands):

                                        1996          1997

        March 31                     $ 114,477     $ 230,274
        June 30                      $ 187,528     $ 227,970
        September 30                 $ 241,143           N/A
        December 31                  $ 255,656           N/A

       The increase in the investment portfolio during 1996 was due to (i) the investment of proceeds from the IPO by RISCORP into its insurance subsidiaries, which, in turn, invested the proceeds in their individual investment portfolios, (ii) the growth in premium volume during 1996 which generated positive cash flow which was used to purchase investments, and (iii) the positive cash flow generated from the proceeds received from the assumption reinsurance transactions which were also used to purchase investments. The increase in invested assets is the primary reason for the increase in the investment income for both the second quarter of 1997 over the corresponding quarter of 1996 and the six months ended June 30, 1997 compared to the same period in 1996. The actual yield on invested assets was comparable between quarters.

       The decrease in accounts payable and other accrued expenses of approximately $14.4 million from December 31, 1996 was primarily due to the payment of approximately $7.9 million in accrued assessments, approximately $5.0 million in amounts held as deposits for insureds and approximately $2.4 million in net reductions in trade accounts payable. These decreases were offset by increases to accrued expenses of $1.5 million from the restructuring and increases in deferred revenues of $3.3 million. The decrease in the cash and invested assets of approximately $19.0 million from December 31,1996 was caused primarily by the liquidation of investments to pay these items.

       Losses and loss adjustment expenses for the three months ended June 30, 1997, were $23.4 million compared to $26.8 million for the same period in 1996, a net decrease of $3.4 million. The $3.4 million decrease was primarily due to a $4.9 million decrease in reserves on Florida business resulting from favorable development for the 1996 accident year which was primarily from favorable development of post 1993 Florida accident years due to enhanced savings from the legislative changes that became effective in 1994. This decrease in reserves was offset by increases in the reserves from loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations. The loss ratio for the three months ended June 30, 1997 and 1996 was 50.1 percent and 63.5 percent, respectively. The decrease in the 1997 loss ratio was primarily due to the $4.9 million reserve decrease discussed above and favorable development of $3.0 million in the Alabama business. The loss ratio for the three months ended June 30, 1997, excluding these adjustments, was 67.0 percent.

       Losses and loss adjustment expenses for the six months ended June 30, 1997 and 1996 were approximately $55.9 million and $51.1 million, respectively. The loss ratio for the six months ended June 30, 1997 and 1996 was 59.8 percent and 63.5 percent, respectively. The decrease in the loss ratio from 63.5 percent to 59.8 percent was primarily due to the decrease in the reserves discussed above and the adverse development of approximately $3.0 million experienced in the first quarter of 1997. Excluding these first and second quarter adjustments, the loss ratio for the six months ended June 30, 1997 was 65.1 percent.

       Unallocated loss adjustment expenses for the three months ended June 30, 1997, were $4.1 million compared to $3.1 million for the same period in 1996, a net increase of $1.0 million. Unallocated loss adjustment expenses for the six months ended June 30, 1997 and 1996 were $8.1 million and $5.8 million, respectively, representing an increase of $2.3 million. These increases for both the three months and six months ended June 30, 1997 were primarily due to the increased premium volume and increased operating expenses during these periods. The unallocated loss adjustment expense ratio for the three months ended June 30, 1997 and 1996 was 8.7 percent and 7.3 percent, respectively. The unallocated loss adjustment expense ratio for the six months ended June 30, 1997 and 1996 was 8.7 percent and 7.3 percent, respectively. The increase in the ratio was primarily due to increased personnel and personnel related costs.

       Commissions, underwriting and administrative expenses for the three months ended June 30, 1997 were $22.1 million compared to $13.2 million for the same period in 1996, a net increase of $8.9 million. In addition, such costs were $14.4 million for the three months ended March 31, 1997. During the second quarter of 1997 the Company recorded a charge to earnings of $5.9 million in connection with the workforce reduction and restructuring. This non-recurring charge consisted of $5.1 million of personnel expenses (primarily severance costs), $0.7 million of occupancy costs (primarily lease cancellations) and $0.1 million of other restructuring costs. These restructuring costs were included in the accompanying financial statements with commissions, underwriting and administrative expenses. The remaining net increase of $3.0 million ($8.9 million including the restructuring charges) from 1996 to 1997 is attributable to increases in commissions, premium taxes and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees and increases in legal expenses from actions initiated in 1996. The Company's total employees decreased from 790 as of June 30, 1996 to 693 at June 30, 1997, as a result of the June 1997 restructuring and workforce reduction. The net increase in these expenses for the three months ended June 30, 1997 was also adversely impacted by a $2.0 million decrease in the ceding commission income received under the quota share reinsurance agreements.

       Commissions, underwriting and administrative expenses for the six months ended June 30, 1997 and 1996 were $36.6 million and $26.2 million, respectively, representing an increase of $10.4 million. The increase is primarily the result of increased commissions, premium taxes and personnel costs caused by increased premium volume, the restructuring charges recorded in the second quarter of $5.9 million and a reduction in ceding commission income for the six months ended June 30, 1997 of $2.8 million compared to the same period in 1996.

       Interest expense for the three months ended June 30, 1997 was $0.5 million compared to $0.5 million for the same period in 1996. Outstanding debt was principally unchanged during this period. Interest expense for the six months ended June 30, 1997 and 1996 was $1.0 million and $1.6 million, respectively. The decrease in the interest expense of $0.6 million was due to the $28.6 million reduction in outstanding debt during the first quarter of 1996 from the proceeds of the IPO.

       Depreciation and amortization expenses for the three months ended June 30, 1997 were $1.9 million compared to $1.0 million for the same period in 1996, a net increase of $0.9 million. The increase was primarily the result of amortization of goodwill related to the acquisitions of CompSource and IAA in 1996, and additions to property and equipment during 1996 necessary to support the Company's growth. This increase in depreciation and amortization in 1997 was partially offset by the reduction in recurring amortization of goodwill due to a $3.0 million writedown of goodwill associated with RWI and a $2.8 million writedown of goodwill associated with the IAA acquisition in the third and fourth quarters of 1996. These adjustments to goodwill are more fully discussed in Note 6 to the consolidated financial statements.

       Depreciation and amortization expense for the six months ended June 30, 1997 and 1996 was $3.8 million and $1.9 million, respectively. The increase of $1.9 million is attributable to the factors described above.

       The effective tax rate for the three months ended June 30, 1997 was 40.6 percent compared to 36.8 percent for the same period in 1996. The effective tax rate for the six months ended June 30, 1997 and 1996 was
       40.6 percent and 36.8 percent, respectively. The increase in the tax rate is principally due to the increase in the amortization of goodwill, which is non-deductible for tax purposes.

       The weighted average common shares outstanding for the three months ending June 30, 1997, was 37,152,420 versus 37,462,722 for the three months ending June 30, 1996. The weighted average common shares outstanding for the six months ended June 30, 1997 and 1996 were 37,451,863 and 35,012,634, respectively. The increase in the weighted average number of shares for the six months ended June 30, 1997, was due primarily to the inclusion of the shares issued in connection with the February 29, 1996 IPO for the entire first and second quarters of 1997 versus inclusion of such shares for only four months for the first and second quarters of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

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

       On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States grand jury had indicted the Company, RMS (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. As of December 31, 1996 the Company has recorded a provision of $1.0 million for the payment of fines and other costs related to this matter.

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

           None.

Item 6.    Exhibits and Reports on Form 8-K

                a)          Exhibit

                  11       Statement Re Computation of Per Share Earnings

                  27       Financial Data Schedules

               b)           Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended June 30, 1997.

         Filing Date     Item No. Description

         May 23, 1997         5            Other  Events.  Copy of  press  release  announcing  the
                                           appointment  of Frederick  M. Dawson as Chief  Executive
                                           Officer   and   Director   of  the   Company   and   the
                                           resignations  of Mssrs.  Malone,  Merritt  and Halloy as
                                           Directors of the  Company,  and the  resignation  of Mr.
                                           Halloy as Senior Vice President.

                              7            Financial Statements and Exhibits.
                                           Exhibit 10.1 - Directors  Agreement among RISCORP,  Inc,
                                           William D. Griffin,  Frederick M. Dawson,  Seddon Goode,
                                           Jr., Walter L. Revell and George E. Greene III.
                                           Exhibit 10.2 -  Employment  Agreement  between  RISCORP,
                                           Inc.,  RISCORP Management  Services,  Inc. and Frederick
                                           M. Dawson.



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