Form 10-Q
period 1997-09-30
RISCORP INC
filed 1997-11-19
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                     Class                       Outstanding at October 31, 1997

   Class A Common Stock, $.01 par value                   11,743,335
   Class B Common Stock, $.01 par value                   24,334,443

                                      INDEX


                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               September 30, 1997 and December 31, 1996                                    3-4


                           Consolidated Statements of Operations -
                               For the three months ended September 30, 1997 and 1996                        5


                           Consolidated Statements of Income -
                               For the nine months ended September 30, 1997 and 1996                         6


                           Consolidated Statements of Cash Flows -
                               For the nine months ended September 30, 1997 and 1996                         7


                           Notes to Consolidated Financial Statements                                     8-16


           Item 2.         Management's Discussion and Analysis of Financial                             17-28
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                                29

           Item 2.         Changes to Securities                                                            30

           Item 3.         Defaults Upon Senior Securities                                                  30

           Item 4.         Submission of Matters to a Vote of Security Holders                              30

           Item 5.         Other Information                                                                30

           Item 6.         Exhibits and Reports on Form 8-K                                                 30




Part I   Financial Information
Item 1.    Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                 (in thousands)


                                                                                          September 30,    December 31, 1996
                                                                                              1997
Assets                                                                                    (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $182,397 in 1997 and $226,240 in 1996)                                                $ 185,833           $ 228,802
   Fixed maturities held to maturity, at amortized cost (fair value $21,882
      in 1997 and $22,892 in 1996)                                                             21,765              22,809
   Equity securities, at fair value (cost $1,476 in 1997 and $3,380 in 1996)                    1,536               4,045
      Total investments                                                                       209,134             255,656


Cash and cash equivalents                                                                      46,124              26,307
Premiums receivable, net                                                                      109,295             122,078
Accounts receivable--other                                                                      3,724              11,676
Recoverable from Florida Special Disability Trust Fund, net                                    45,215              49,505
Reinsurance recoverables                                                                      190,871             180,698
Prepaid reinsurance premiums                                                                   39,039              49,788
Prepaid managed care fees                                                                      22,174              31,958
Accrued reinsurance commissions                                                                27,153              20,419
Deferred income taxes                                                                          22,248              22,551
Property and equipment, net                                                                    27,281              27,505
Goodwill                                                                                       19,629              22,648
Other assets                                                                                    7,389               7,653

Total assets                                                                                $ 769,276           $ 828,442














See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                 (in thousands)


                                                                                        September 30,     December 31, 1996
                                                                                            1997
Liabilities and Shareholders' Equity                                                    (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                    $ 460,428            $ 458,239
   Unearned premiums                                                                         73,252              102,562
   Notes payable of parent company                                                           15,000               15,000
   Notes payable of subsidiaries                                                                802                1,303
   Accounts and notes payable--related party                                                     --                1,171
   Deposit balances payable                                                                   5,512                4,787
   Accrued expenses and other liabilities                                                    42,291               74,706
   Net assets in excess of cost of business acquired                                         10,043               11,266
                                                                                            607,328              669,034

Class A Common Stock subject to put options                                                      --                2,100

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares issued and outstanding:  11,855,917 in 1997 and 1996
                                                                                                120                  120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 1996 and 1997 24,334,443
                                                                                                243                  243
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                    --                    --
   Additional paid-in capital                                                               139,691              137,813
   Net unrealized gains on investments                                                        2,274                1,769
   Unearned compensation--stock options                                                          --                 (546)
   Retained earnings                                                                         21,720               17,909
   Treasury stock - at cost, 112,582 shares                                                  (2,100)                   -
      Total shareholders' equity                                                            161,948              157,308

      Total liabilities and shareholders' equity                                          $ 769,276            $ 828,442










See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             For the three months ended September 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                         1997                 1996
                                                                    (Unaudited)           (Unaudited)
   Revenue:
       Premiums earned                                                  $ 40,417            $ 51,365
       Fee income                                                          7,008               7,111
       Net investment income
                                                                           4,104               3,098
          Total revenue                                                   51,529              61,574

   Expenses:
       Losses and loss adjustment expenses                                31,219              38,291
       Unallocated loss adjustment expenses                                3,195               3,367
       Commissions, underwriting and administrative expenses              15,291              13,207
       Interest expense                                                      473                 523
       Depreciation and amortization
                                                                           2,418               4,323
          Total expenses                                                  52,596              59,711

   Income (loss) before income taxes                                     (1,067)               1,863

   Income tax (benefit) expense
                                                                           (433)               1,551

   Net (loss) income                                                  $                  $
                                                                           (634)                 312



   Net (loss) income per common share                                  $  (0.02)         $      0.01

   Weighted average common and common share
     equivalents outstanding                                         36,868,114           37,485,691











See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
              For the nine months ended September 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                             1997                1996
                                                                                        (Unaudited)          (Unaudited)
   Revenue:
       Premiums earned                                                                     $ 133,882          $ 131,855
       Fee and other income                                                                   17,969             23,079
       Net investment income                                                                  12,557              7,592
          Total revenue                                                                      164,408            162,526

   Expenses:
       Losses and loss adjustment expenses                                                    87,140             89,517
       Unallocated loss adjustment expenses                                                   11,295              9,214
       Commissions, underwriting and administrative expenses                                  51,862             39,327
       Interest expense                                                                        1,442              2,121
       Depreciation and amortization                                                           6,257              6,270
          Total expenses                                                                     157,996            146,449

   Income before income taxes                                                                  6,412             16,077

   Income taxes                                                                                2,602              6,776

   Net income                                                                            $     3,810        $     9,301


   Net income per common share                                                          $       0.10       $       0.26

   Weighted average common and common share
     equivalents outstanding                                                              37,331,665         35,720,088
















See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                                                                            1997                 1996
                                                                                       (Unaudited)           (Unaudited)

Net cash (used in) provided by operating activities                                      $ (24,228)         $    30,712

Cash flows from investing activities:
     Purchase of property and equipment                                                     (3,112)              (9,807)
     Proceeds from the sale of equipment                                                       658                  600
     Purchase of fixed maturities - available for sale                                     (86,170)            (154,776)
     Proceeds from sale of fixed maturities - available for sale                           120,424               64,850
     Proceeds from maturities of fixed maturities - available for sale                       9,868                2,500
     Purchase of fixed maturities--held to maturity                                             --               (2,452)
     Proceeds from maturities of fixed maturities - held to maturity                         1,000                4,400
     Purchase of equity securities                                                            (637)              (2,955)
     Proceeds from sale of equity securities                                                 3,431                  414
     Purchase of National Alliance for Risk Management Group Self
       Insurers' Fund of Maryland, net of cash acquired                                        134                   --
     Purchase of CompSource, Inc. and Insura, Inc., net of cash acquired                        --              (12,681)
     Purchase of NARM, net of cash acquired                                                     --                2,717
     Purchase of Atlas Insurance Company, net of cash acquired                                  --               (5,370)
     Purchase of Independent Association Administrators, Inc., net of
       cash acquired                                                                            --              (10,543)
     Purchase of Risk Inspection Services and Consulting, Inc., net of
       cash acquired                                                                            --                 (538)
           Net cash provided by (used in) investing activities                              45,596             (123,641)

Cash flows from financing activities:
     Principal repayments of notes payable                                                    (501)             (30,832)
     Increase in deposit balances payable                                                      725                  668
     Unearned compensation - stock options                                                     547                  216
     Issuance of common stock                                                                   --              138,375
     Treasury Stock                                                                         (2,100)                  --
     Other, net                                                                               (222)                 324
           Net cash (used in) provided by financing activities                              (1,551)             108,103

Net increase in cash and cash equivalents                                                   19,817               15,174

Cash and cash equivalents, beginning of period                                              26,307               23,348
Cash and cash equivalents, end of period                                                  $ 46,124            $  38,522
Supplemental disclosures of cash flow information:

     Cash paid during the period for:
       Interest                                                                          $   1,447            $   2,965
       Income taxes                                                                      $   3,445            $   6,244

See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)    Basis of Presentation

         RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1996 contained in the Company's Statement on Form 10K/A, which was filed with the Securities and Exchange Commission on October 23, 1997.

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

       The Company accounts for its 50 percent investment in Third Coast on the equity basis of accounting, whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of Third Coast. The Company discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced the Company's investment in Third Coast to $0. In addition, the Company has not made any financial guarantees relating to Third Coast and has not made any financial commitments to provide any future funding to Third Coast. For the three months ended September 30, 1997, the unrecorded losses relating to Third Coast were approximately $2.7 million and the cumulative unrecorded losses as of September 30, 1997 were approximately $5.3 million.

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

       Acquisition of Independent Association Administrators, Inc. and Risk Inspection Services and Consulting, Inc.("RISC")

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

       Assumption Reinsurance Transaction

       The  following  loss  portfolio  transfers  and  assumption   reinsurance
       agreements were entered into by RNIC during 1996 (in thousands):

                                                      Losses Assumed at       Unearned Premiums at
       Entity                      Effective Date     Date of Transfer         Date of Transfer


       NARM                        June 14, 1996         $ 34,544                 $ 5,209
       OSAA                        September 1, 1996       49,716                      --
       NARM - Virginia             October 1, 1996          3,057                     996

       Total                                             $ 87,317                 $ 6,205

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

       Due to a recent decrease in the market value of the Company's Class A Common Stock, additional amounts may have to be paid to the former shareholders of IAA. Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's
       Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million on September 17, 1998. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. Based upon the fair market value of the Company's Class A Common Stock of $1.00 as of November 14, 1997, 790,336 additional shares would be issued to the former IAA shareholders.

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

 (5) Events Subsequent to the Balance Sheet Date

       In May 1997, RIC and RISCORP Property & Casualty Company ("RPC") were assigned a rating of C (Weak) by A.M. Best Company, Inc. ("A.M. Best"), one of the leading insurance rating agencies. This rating will remain "under review with negative implications" by A.M. Best pending the resolution of certain uncertainties, including various legal issues, the protracted delay in RISCORP filing its annual report on Form 10-K/A for the year ended December 31, 1996 with the Securities and Exchange Commission ("SEC"), and the ongoing state regulatory examination for 1996. The Company filed its annual report on Form 10K/A for the years ended December 31, 1996 with the SEC on October 23, 1997. In April 1997, RNIC was assigned a rating of NR-2 (Not Rated) by A.M. Best. RNIC was not eligible for a Best Rating due to its limited operating experience.

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

       During 1996 and 1997, using the criteria contained in SFAS 121, the Company recognized an impairment loss of $3.2 million and reduced goodwill that was recorded in 1995 in conjunction with the purchase of RISCORP West, formerly known as the Self Insurers Service Bureau, Inc. ("SISB"), and also recorded an impairment loss of $2.8 million in connection with the acquisition of IAA. The Company's impairment assessment was primarily based upon the closing of former SISB offices in certain states and the Company's current focus on at-risk business. During the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. These impairment losses were recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to the SISB purchase was $468,000 and the remaining unamortized goodwill relating to IAA was $8.5 million at December 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This quarterly report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. See "Part I, Item 1, Note 5 to the consolidated financial statements."

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

       In June 1997, the Company announced a workforce reduction and a restructuring of the Company's management team, field offices and products. The reduction in the work force resulted in the termination of 128 employees of the Company. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.9 million in the second quarter of 1997 in connection with the workforce reduction and restructuring of the field offices and products. These non-recurring expenses consisted primarily of severance expenses of approximately $5.1 million and occupancy costs of approximately $0.7 million. These expenses were included in commissions, underwriting and administrative expenses in the June 30, 1997 and September 30, 1997 Consolidated Statements of Income.

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

       Effective June 18, 1997, Zenith entered into an interim reinsurance agreement and cut-through endorsement with the RIC and RISCORP Property & Casualty Insurance Company ("RPC"). Under the terms of the reinsurance agreement, Zenith reinsured all of the Company's liabilities on or after June 18, 1997, as to new, renewal, and in force Florida workers' compensation policies in the event RIC and RPC are declared insolvent under applicable insurance law pursuant to court order. RIC and RPC have assigned to Zenith its right to receive certain payments from other reinsurers with respect to the business Zenith has reinsured. In addition, RIC and RPC have established trust accounts of approximately $50.0 million as security to reimburse Zenith for any amounts paid under the reinsurance agreement.

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

       The unfavorable publicity related to the inability of the Company and its subsidiaries to file timely financial statements, the delisting of the Company's stock, the pending litigation and subsequent indictments, A.M. Best's letter rating, and delays in completion of the Company's 1996 audit, have negatively impacted the Company's ability to retain its existing customers and add new business. While the first quarter of 1997 was not adversely affected by these factors, the Company began to experience a decline in new and renewed premiums in the second quarter of 1997. This decline increased in the third quarter. The Company anticipates that written premiums for the fourth quarter of 1997 will be significantly less than 1996 written premiums for comparable quarters. In addition, the Company has experienced increased employee turnover which has resulted in the hiring of consultants and increased operating costs to the Company. The overall effects of these and other factors are discussed in more detail below in the "Results of Operations".

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

Results of Operations

       Three months ended September 30, 1997 compared to three months ended September 30, 1996 and nine months ended September 30, 1997 compared to nine months ended September 30, 1996

       The following table shows direct, assumed, ceded, and net earned premiums for the three months and nine months ended September 30, 1997 and 1996 (in thousands):

                                                             Three months ended          Nine months ended
                                                                September 30               September 30
                                                              1997         1996          1997         1996
                                                          -------------

          Direct premiums earned                          $ 77,169       $ 84,220     $ 260,446     $ 236,448
          Assumed premiums earned                            1,118         33,772         6,008        37,316
          Premiums ceded to reinsurers                     (37,870)       (66,627)     (132,572)     (141,909)

          Net premiums earned                            $  40,417      $  51,365     $ 133,882    $  131,855


       The number of inforce policies were:

       Quarter Ended                                         1996        1997

       March 31                                              22,777      30,141
       June 30                                               26,002      29,602
       September 30                                          28,772      25,649
       December 31                                           30,081         N/A

       Direct premiums earned decreased to $77.2 million for the three months ended September 30, 1997 from $84.2 million for the same period in 1996, a net decrease of $7.0 million. Direct premiums earned increased to $260.4 million for the nine months ended September 30, 1997 from $236.4 million for the same period in 1996, a net increase of $24.0 million. The decrease in direct earned premiums for the three months ended September 30, 1997 of $7.0 million from the same period in 1996 was primarily due to the decrease in new and renewal premiums that the Company experienced in the second and third quarters of 1997 from the adverse publicity discussed earlier in this report. In addition, the direct premiums earned for the three months ended September 30, 1996 were favorably impacted by the rapid growth that occurred in 1996 after the IPO and adversely impacted by the third quarter 1996 earned premium reduction for loss sensitive products of $4.9 million (net). During the three months ended September 30, 1996, the Company reduced its earned premiums by approximately $4.9 million to reflect the projected ultimate earned premiums on loss sensitive products. The increase in the direct premiums earned for the nine months ended September 30, 1997 was primarily the result of the following factors:

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

                   These  increases were  partially  offset by a decrease in new and renewal premiums in the second and third quarters of 1997 due to the adverse publicity discussed more fully in "Recent Developments".

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The assumed premiums from the fronting agreement were approximately $1.1 million for the three months ended September 30, 1997 compared to $2.4 million at September 30, 1996. The decrease in assumed premiums from the fronting agreement was due to a reduction in the third quarter of 1997 in the premium writings under this agreement during the third quarter of 1997. The majority of the decrease in assumed premiums for the three months ended September 30, 1997 compared to September 30, 1996, was due to the assumption reinsurance and loss portfolio transfers of the NARM and OSAA business in the third quarter of 1996. The impact of these transaction was to increase assumed and ceded premiums for the three months ended September 30, 1996 by $32.0 million. There were no similar transactions in 1997.

       The Company cedes approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and the Company cedes 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996). As direct earned premiums decrease, the ceded premiums will also decrease.

       Fee income for the three months ended September 30, 1997 was $7.0 million compared to $7.1 million for the same period in 1996, a net decrease of $0.1 million. The decrease is primarily due to the loss of service fees from the conversion of the NARM self insurance funds of Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RWI service fees from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from CompSource, the fronting agreement, the new service agreement with Third Coast Insurance Company, and growth in other existing fee products. Fee income for the nine months ended September 30, 1997 and 1996 was $18.0 million and $23.1 million, respectively. The decrease in fee income of $5.1 million for the nine month period ended September 30, 1997 compared to the same period in 1996, was primarily due to the reasons discussed above and the loss in service fees from the NARM Self Insurance Fund of North Carolina.

       Net investment income for the three months ended September 30, 1997 was $4.1 million compared to $3.1 million for the same period in 1996, a net increase of $1.0 million. Net investment income for the nine months ended September 30, 1997 and 1996 was $12.6 million and $7.6 million, respectively. Investment income consists entirely of earnings from the investment portfolio, including realized gains and losses. The total investments of the Company for 1996 and 1997 were (in thousands):

                                              1996          1997

                           March 31        $ 114,477     $ 230,274
                           June 30         $ 187,528     $ 227,970
                           September 30    $ 241,143     $ 209,134
                           December 31     $ 255,656           N/A

       The increase in the investment portfolio during 1996 was due (i) to the investment of proceeds from the IPO by RISCORP into its insurance subsidiaries, which, in turn, invested the proceeds in their individual investment portfolios, (ii) the growth in premium volume during 1996 which generated positive cash flow which was used to purchase investments, and (iii) the positive cash flow generated from the proceeds received from the assumption reinsurance transactions which were also used to purchase investments. The increase in invested assets is the primary reason for the increase in the investment income for both the third quarter of 1997 over the corresponding quarter of 1996 and the nine months ended September 30, 1997 compared to the same period in 1996. The actual yield on invested assets was comparable between quarters.

       The decrease in accounts payable and other accrued expenses of approximately $32.4 million from December 31, 1996 was primarily due to the payment of approximately $8.5 million in accrued assessments, approximately $6.2 million in amounts held as deposits for insureds and approximately $20.4 million in net reductions in reinsurance payable. These decreases were offset by increases to accrued expenses of $0.5 million, increases in trade accounts payable of $2.2 million from the restructuring and increases in deferred revenues of $0.4 million. The decrease in the cash and invested assets of approximately $26.7 million from December 31, 1996 was caused primarily by the liquidation of investments to pay these items.

       Losses and loss adjustment expenses for the three months ended September 30, 1997, were $31.2 million compared to $38.3 million for the same period in 1996, a net decrease of $7.1 million. The loss ratio for the three months ended September 30, 1997 and 1996 was 77.2 percent and 74.5 percent, respectively. The $7.1 million decrease in losses and loss adjustment expenses for the three months ended September 30, 1997 compared to the same period in 1996, was primarily due the $10.9 million decrease in earned premiums from the three months ended September 30, 1997 compared to the same period in 1996. In addition, the loss reserves for the quarter ended September 30, 1997 were effected adversely by approximately $1.0 million, net, by the loss development in Alabama and North Carolina. This decrease in losses and loss adjustment expenses was also impacted by increases in the reserves from loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations.

       Losses and loss adjustment expenses for the nine months ended September 30, 1997 and 1996 were approximately $87.1 million and $89.5 million, respectively. The loss ratio for the nine months ended September 30, 1997 and 1996 was 65.1 percent and 67.9 percent, respectively. The decrease in the loss ratio from 67.9 percent to 65.1 percent was primarily due to a $4.9 million decrease in the second quarter in reserves on Florida business resulting from favorable development for the 1996 accident year resulting primarily from favorable development of post 1993 Florida accident years due to enhanced savings from the legislative changes that became effective in 1994. This favorable development was partially offset by the adverse development by approximately $3.0 million experienced in the first quarter of 1997.

       Unallocated loss adjustment expenses for the three months ended September 30, 1997, were $3.2 million compared to $3.4 million for the same period in 1996, a net decrease of $0.2 million. The slight decrease in unallocated loss adjustment expenses for the three months ended September 30, 1997 is due primarily to the decrease in earned premiums, offset by increased personnel and personnel related costs from the same period in 1996. Unallocated loss adjustment expenses for the nine months ended
       September 30, 1997 and 1996 were $11.3 million and $9.2 million, respectively, representing an increase of $2.1 million. These increases for the nine months ended September 30, 1997 were primarily due to the increased premium volume and increased operating expenses during these periods. The unallocated loss adjustment expense ratio for the three months ended September 30, 1997 and 1996 was 7.9 percent and 6.6 percent, respectively. The unallocated loss adjustment expense ratio for the nine months ended September 30, 1997 and 1996 was 8.4 percent and 7.0 percent, respectively. The increase in the ratio was primarily due to increased personnel and personnel related costs.

       Commissions, underwriting and administrative expenses for the three months ended September 30, 1997 were $15.3 million compared to $13.2 million for the same period in 1996. The net increase of $2.1 million from 1996 to 1997 was attributable to increases in commissions, premium taxes and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees and increases in legal expenses from actions initiated in 1996. The Company's total employees decreased from 805 as of September 30, 1996 to 619 at September 30, 1997, as a result of the June 1997 restructuring and workforce reduction. The net increase in these expenses for the three months ended September 30, 1997 was also adversely impacted by a $1.6 million decrease in the ceding commission income received under the quota share reinsurance agreements.

       Commissions, underwriting and administrative expenses for the nine months ended September 30, 1997 and 1996 were $51.9 million and $39.3 million, respectively, representing an increase of $12.6 million. During the second quarter of 1997 the Company recorded a charge to earnings of $5.9 million in connection with the workforce reduction and restructuring. This non-recurring charge consisted of $5.1 million of personnel expenses (primarily severance costs), $0.7 million of occupancy costs (primarily lease cancellations) and $0.1 million of other restructuring costs. These restructuring costs were included in the accompanying nine month financial statements with commissions, underwriting and administrative expenses. The remaining net increase of $6.7 million was primarily the result of increased commissions, premium taxes and personnel costs caused by increased premium volume and offset by an increase in ceding commission income for the nine months ended September 30, 1997 of $5.7 million compared to the same period in 1996.

       Interest expense for the three months ended September 30, 1997 was $0.5 million compared to $0.5 million for the same period in 1996. Outstanding debt was principally unchanged during this period. Interest expense for the nine months ended September 30, 1997 and 1996 was $1.4 million and $2.1 million, respectively. The decrease in the interest expense of $0.7 million is due to the $28.6 million reduction in outstanding debt during the first quarter of 1996 from the proceeds of the IPO.

       Depreciation and amortization expenses for the three months ended September 30, 1997 were $2.4 million compared to $4.3 million for the same period in 1996, a net decrease of $1.9 million. The amortization expense for the three months ended September 30, 1996 contained an impairment loss of $2.7 million related to the goodwill recorded in connection with the purchase of SISB. Excluding this impairment loss of $2.7 million, depreciation and amortization increased $0.8 million. The increase of $0.8 million was primarily the result of amortization of goodwill related to the acquisitions of CompSource and IAA in 1996, and additions to property and equipment during 1996 necessary to support the Company's growth. This increase in depreciation and amortization in 1997 was partially offset by the reduction in recurring amortization of goodwill due to a $3.0 million writedown of goodwill associated with RWI and a $2.8 million writedown of goodwill associated with the IAA acquisition in the third and fourth quarters of 1996. These adjustments to goodwill are more fully discussed in Note 6 to the consolidated financial statements.

       Depreciation and amortization expense for the nine months ended September 30, 1997 and 1996 were $6.3 million and $6.3 million, respectively. The changes in the depreciation and amortization are described above.

       The effective tax rate for the three months ended  September 30, 1997 was
       40.6 percent compared to 83.3 percent for the same period in 1996. The effective tax rate for the nine months ended September 30, 1997 and 1996 was 40.6 percent and 42.1 percent, respectively. The 83.3 percent tax rate for the three months ended September 30, 1996 was adversely effected by the $2.7 million impairment loss relating to goodwill, which is non-deductible for tax purposes. Excluding this impairment loss, the effective tax rate was 34 percent for the three months ended September 30, 1997.

       The weighted average common shares outstanding for the three months ending September 30, 1997, was 36,868,114 versus 37,485,691 for the three months ending September 30, 1996. The weighted average common shares outstanding for the nine months ended September 30, 1997 and 1996 were 37,331,665 and 35,720,088, respectively. The increase in the weighted average number of shares for the nine months ended September 30, 1997 was due primarily to the inclusion of the shares issued in connection with the February 29, 1996 IPO for the entire first, second and third quarters of 1997 versus inclusion of such shares for only seven months for the first, second and third quarters of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

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

           None.

Item 6.    Exhibits and Reports on Form 8-K

                a)          Exhibit

                  11       Statement Re Computation of Per Share Earnings

                  27       Financial Data Schedules




               b)           Reports on Form 8-K

                  The following report on Form 8-K was filed during the quarter ended September 30, 1997.

         Filing Date                        Item No.          Description

         July 2, 1997                            5            Other  Events.  Copy of  press  release  announcing  the
                                                              asset  purchase  agreement  between  RISCORP,   Inc  and
                                                              Zenith Insurance Company.

                                                 7            Financial  Statements and Exhibits.  Exhibit 2.1 - Asset
                                                              Purchase  Agreement,  dated June 17, 1997,  among Zenith
                                                              Insurance Company and RISCORP, Inc.



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