Form 10-K/A
period 1996-12-31
RISCORP INC
filed 1998-02-27
CIK 1003957

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

Employees

        The Company had approximately 870 full-time employees at December 31, 1996. Of the Company's employees, approximately 690 provided services to the Company's customers and 180 worked in the Company's administrative and financial functions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its employee relations and staffing are satisfactory to meet current operating levels. See "Business - Recent Developments - Restructuring."

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


        The Florida Department of Insurance (the "FDOI") conducted a financial examination of RIC, one of the Company's insurance subsidiaries, for 1995. The final examination report reduced statutory surplus as of December 31, 1995 from $31,117,099 to $4,961,478. The reduction in statutory surplus was due primarily to adjustments related to the intercompany sale of real estate, certain related party receivables that were considered non-admitted for statutory accounting purposes, and an increase in the non-admitted portion of certain premium receivables. These adjustments had no impact on the accompanying financial statements prepared in accordance with generally accepted accounting principles. As a result, RIC failed to meet the minimum capital and surplus requirements by approximately $12.5 million. The Company made a capital infusion of approximately $31.2 million into RIC in 1996, and as a result, as of December 31, 1996, the surplus of RIC exceeded the minimum capital and surplus requirements.


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

                                                                                  Year Ended December 31,
                                                                           1996            1995            1994
                                                                                      (in thousands)
Gross reserves for losses and loss adjustment
    expenses, beginning of period                                         $261,700       $ 12,668         $  6,157
Less  reinsurance recoverables                                             100,675          7,398                -
Less  SDTF recoverable                                                      51,836            671              831
Less prepaid managed care fees                                              16,369              -                -
Net balance at January 1                                                    92,820          4,599            5,326

Assumed during year from loss portfolio transfers and acquisitions          88,212        123,854                -


Incurred losses and loss adjustment expenses related to:
  Current year                                                             123,986         87,467            6,026
  Prior years                                                                3,023          5,198            2,062
        Total incurred losses and loss adjustment expenses                 127,009         92,665            8,088

Paid related to:
  Current year                                                              56,088         33,069            4,821
  Prior years                                                               55,875         95,229            3,994
        Total paid                                                         111,963        128,298            8,815
Net balance at December 31                                                 196,078         92,820            4,599

Plus reinsurance recoverables                                              180,698        100,675            7,398
Plus SDTF recoverables                                                      49,505         51,836              671
Plus prepaid managed care fees                                              31,958         16,369                -
Gross reserves for losses and loss adjustment
  expenses at December 31                                                 $458,239       $261,700         $ 12,668



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

Item 6.          Selected Financial Data

                                                    Year Ended December 31,
                                             1996            1995             1994             1993              1992
                                             ----            ----             ----             ----              ----
                    (in thousands, except for per share data)

Income Statement Data:
Revenues:
   Premiums earned                         $173,557       $135,887          $ 1,513          $ 1,964           $ 4,257
   Fee and other income                      31,838         23,413           56,712           40,948            19,301
   Net investment income                     12,194          6,708            1,677              873               982
           Total revenues                   217,589        166,008           59,902           43,785            24,540
Expenses:
   Losses and loss
     adjustment expenses                    114,093         82,532             (716)           3,571             1,584
   Unallocated loss
     adjustment expenses                     12,916         10,133            8,804            7,637             4,839
   Commissions, general and
     administrative expenses                 65,560         48,244           35,869           20,775            10,401
   Interest                                                  2,795            4,634            1,750             1,218
202
   Depreciation and amortization             11,625          1,683            1,330            1,116               545
           Total expenses                   206,989        147,226           47,037           34,317            17,571
Income before income taxes                   10,600         18,782           12,865            9,468             6,969
Income taxes (1)                              8,202          5,099            5,992            3,714             1,183
           Net income                     $   2,398       $ 13,683         $  6,873        $   5,754         $   5,786
Net income per share                    $      0.07     $     0.45       $     0.23       $     0.20        $     0.20
Weighted average common
  shares and common share
  equivalents outstanding (2)  (3)           36,785         30,093           30,093           28,554            28,554

                                            _______            _________                              December 31, _____
------
                                             1996            1995             1994            1993               1992

Balance Sheet Data:
Cash and investments                      $ 281,963       $ 92,713          $47,037          $30,157           $19,622
Total assets                                               828,442          443,242           93,908            54,551
34,402
Long-term debt                               16,303         46,417           27,840           17,015            19,599
Shareholders' equity (deficit)              157,308         16,157            3,895            1,996            (5,289)

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

        The following table shows direct, assumed, ceded, and net earned premiums for the years ended December 31, 1996, 1995 and 1994:

                                             Year Ended December 31,
                                    -------------------------------------------
                                         1996             1995            1994
                                                  (in millions)
     Direct premiums earned            $326.9           $274.3         $   0.6
     Assumed premiums earned             11.7              0.7             5.4
     Premiums ceded to reinsurers     (165.0)          (139.1)           (4.5)
                                      -------          -------          -------
     Net premiums earned               $173.6           $135.9         $   1.5

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


         Cash flow from operations for the years ended December 31, 1996, 1995 and 1994 was $28.1 million, ($47.3) million and $17.8 million, respectively. The increase from 1995 to 1996 was due primarily to the improved cash flows resulting from ceding of premiums under the AmRe Quota Share Reinsurance agreement and increases in reserves for losses and loss adjustment expenses. The decrease from 1994 to 1995 was due primarily to the initiation of the AmRe Quota Share Reinsurance agreement and other reinsurance agreements which created a net cash outflow resulting from the cessation of $139.1 million in written premium.


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

        The following table summarizes the Company's investment portfolio at December 31, 1996 (in thousands):
                                                           Tax
                                     Fair               Equivalent
        Type of Investment          Value                 Yield*

Certificates of deposit          $    2,250               6.26%
U.S. Government bonds                57,608               6.17%
U.S. Government agency bonds          8,909               6.71%
Corporate bonds                      87,366               6.57%
Mortgage-backed securities            2,612               7.22%
Asset-backed securities               5,556               6.22%
Municipal bonds (non-taxable)        79,531               6.70%
Municipal bonds (taxable)             1,022               7.14%
Preferred stock                       7,922               8.69%
Common Stock                          2,963               4.10%
                                   --------               -----
                                   $255,739               6.56%

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

Transactions Terminated During 1996

Loans Made by the Company

The Company was the lender pursuant to five revolving credit agreements, either with William D. Griffin or with certain entities controlled by Mr. Griffin: (i) a $100,000 line of credit in favor of Custodial Engineers, Inc.("CEI"), bearing interest at the prime rate of First Union National Bank of North Carolina ("First Union") plus one percent; (ii) a $1.0 million line of credit in favor of CMI Aviation Services, Inc. ("CMI"), bearing interest at the prime rate of First Union plus one percent; (iii) a $200,000 line of credit in favor of Five Points Properties, Inc. ("FPP"), bearing interest at the prime rate of First Union plus one percent; (iv) a $100,000 line of credit in favor of Millennium Health Services Limited ("MHSL"), bearing interest at the prime rate of NationsBank of Florida, N.A. ("NationsBank"); and (v) a $2.0 million line of credit in favor of Mr. Griffin individually, bearing interest at the prime rate of First Union plus one percent. As of December 31, 1995, approximately $0, $833,000, $350,000, $31,000, and $1.3 million, respectively, were outstanding under these lines of credit including accrued interest.

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

    2.   Financial Statement Schedules

                 I - .....................................................................................Summary
              of investments - other than investments in related parties..................................F-42
                II -Condensed financial information of registrant.........................................F-43
               IV - Reinsurance...........................................................................F-46
               VI - Supplemental information concerning property-casualty insurance operations............F-47

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

* Previously filed.
+ Confidential treatment granted pursuant to Rule 406 of the Securities Act of 1933.



                                                    EXHIBIT 11

                                  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                          RISCORP, INC. AND SUBSIDIARIES
                                         FOR THE YEARS ENDED DECEMBER 31,


                                                                  1996          1995              1994

Net Income                                                    $2,398,000      $13,683,000      $6,873,000

Number of shares used in calculating primary earnings per share:


     Weighted average outstanding
        shares during the period                              34,422,483        28,100,234     28,100,234
     Redemption contingency for CompSource acquisition           279,865                 -              -
     Redemption contingency for IAA acquisition                  225,503                 -
         -
     Additional common shares issuable under
       employee stock options using the treasury stock
       method (Note 1).....                                    1,757,602          1,992,266      1,992,266
Average outstanding shares.                                   36,785,453         30,092,500     30,092,500


Earnings per share.........                                        $0.07              $0.45          $0.23



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


*All subsidiaries below are owned, directly or indirectly, 100% by the Registrant

SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 27th day of February, 1998.

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


SIGNATURE                  TITLE                               DATE


/s/ Frederick M. Dawson
Frederick M. Dawson        President, Chief Executive          February 27, 1998
                           Officer and Director
                           (principal executive officer)

/s/ Stephen C. Rece
Stephen C. Rece            Senior Vice President, and          February 27, 1998
                           Chief Financial Officer
                           (principal financial and
                           accounting officer)

/s/ Seddon Goode, Jr.
Seddon Goode, Jr.          Director                            February 27, 1998



/s/ George E. Greene III
George E. Greene III       Director                            February 27, 1998



/s/ Walter L. Revell
Walter L. Revell           Director                            February 27, 1998

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



/s/ KPMG Peat Marwick LLP
Ft. Lauderdale, Florida
October 15, 1997


                                            RISCORP, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 1996 and 1995
                                   (in thousands, except share and per share data)


                                                                                          December 31,     December 31, 1995
                                                                                              1996
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



                                            RISCORP, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 1996 and 1995
                                   (in thousands, except share and per share data)


                                                                                          December 31,     December 31, 1995
                                                                                              1996
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Losses and loss adjustment expenses                                                   $    458,239          $  261,700
   Unearned premiums                                                                          102,562              64,395
   Notes payable of parent company                                                             15,000              42,000
   Notes payable of subsidiaries                                                                1,303               4,417
   Accounts and notes payable--related party                                                    1,171               1,000
   Deposit balances payable                                                                     4,787               3,731
   Accrued expenses and other liabilities                                                      74,706              42,451
   Net assets in excess of cost of business acquired                                           11,266               7,391
                                                                                              669,034             427,085

Class A Common Stock subject to put options                                                     2,100                   -

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued and outstanding:  1996-- 11,855,917 and 1995-- 0                                    120                   -
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 1996 -- 24,334,443
       and 1995-- 28,069,443                                                                      243                 281
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                       -                   -
   Additional paid-in capital                                                                 137,813                 349
   Net unrealized gains on investments                                                          1,769                 510
   Unearned compensation--stock options                                                          (546)               (215)
   Retained earnings                                                                           17,909              15,232
      Total shareholders' equity                                                              157,308              16,157

      Total liabilities and shareholders' equity                                        $     828,442       $     443,242








See accompanying notes to consolidated financial statements.




                                            RISCORP, INC. AND SUBSIDIARIES

                                          CONSOLIDATED  STATEMENTS OF INCOME For
                                 the years ended  December  31,  1996,  1995 and
                                 1994
                                   (in thousands, except share and per share data)


                                                                                     Year ended December 31,
                                                                       ----------------------------------------------------
                                                                            1996               1995              1994
                                                                       ---------------     --------------    --------------
Revenues:
    Premiums earned                                                      $   173,557       $     135,887     $       1,513
    Fee and other income                                                      31,838              23,413            56,712
    Net investment income                                                     12,194               6,708             1,677
        Total revenues                                                       217,589             166,008            59,902

Expenses:
    Losses and loss adjustment expenses                                      114,093              82,532              (716)
    Unallocated loss adjustment expenses                                      12,916              10,133             8,804
    Commissions, general and administrative expenses                          65,560              48,244            35,869
    Interest                                                                   2,795               4,634             1,750
    Depreciation and amortization                                             11,625               1,683             1,330
        Total expenses                                                       206,989             147,226            47,037

Income before income taxes                                                    10,600              18,782            12,865
Income taxes                                                                   8,202               5,099             5,992
        Net income                                                     $       2,398       $      13,683     $       6,873

Per share data:                                                        $        0.07       $        0.45     $        0.23



Weighted average common shares and common share
    equivalents outstanding                                                36,785,453         30,092,500        30,092,500









See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY For the years ended
                        December 31, 1994, 1995, and 1996
                                 (in thousands)


                                                                             Net
                                                                         Unrealized
                                      Class A    Class B    Additional     Gains                                    Total
                                      Common     Common       Paid-in   (Losses) on     Unearned     Retained   Shareholders'
                                       Stock      Stock       Capital    Investments  Compensation   Earnings      Equity
                                       ------     -------     ---------    ---------    ----------    --------    ----------

Balance, January 1, 1994           $      -      $ 281      $     419      $   271     $ (9,740)    $ 10,765     $   1,996

Net income                                -          -              -            -            -        6,873         6,873
Distributions                             -          -              -            -            -         (336)         (336)
Return on capital                         -          -            (69)           -            -            -           (69)
Liquidation of ESOP                       -          -         (1,120)           -        9,740      (12,547)       (3,927)
Unearned compensation--stock
   options                                -          -          1,119            -         (930)           -           189
Change in net unrealized losses
   on investments                         -          -              -         (831)           -            -          (831)
Balance, December 31, 1994                -        281            349         (560)        (930)       4,755         3,895

Net income                                -          -              -            -            -       13,683        13,683
Distributions                             -          -              -            -            -       (3,206)       (3,206)
Change in unearned compensation           -          -              -            -          715            -           715
Change in net unrealized gains
   on investments                         -          -              -        1,070            -            -         1,070
Balance, December 31, 1995                -        281            349          510         (215)      15,232        16,157

Net income                                -          -              -            -            -        2,398         2,398
Distributions                             -          -              -            -            -          279           279
Issuance of common stock                 72          -        125,789            -            -            -       125,861
Conversion of common stock               38        (38)             -            -            -            -             -
Issuance of common stock put options      -          -         (2,100)           -            -            -        (2,100)
Stock options exercised                   2          -             63            -            -            -            65
Issuance of common stock for
   acquisitions                           8          -         12,991            -            -            -        12,999
Change in unearned compensation           -          -            721            -         (331)           -           390
Change in net unrealized gains
   on investments                         -          -              -        1,259            -             -        1,259
Balance, December 31, 1996            $ 120      $ 243      $ 137,813      $ 1,769    $    (546)    $ 17,909     $ 157,308














See accompanying notes to consolidated financial statements.



                                            RISCORP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
                                 For the years ended December 31, 1996, 1995 and
                                 1994
                                                    (in thousands)


                                                                                       Year ended December 31,
                                                                            -----------------------------------------------
                                                                                1996               1995            1994
                                                                            --------------     -------------    -----------
Cash flows from operating activities:

   Net income                                                               $     2,398        $   13,683      $   6,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              11,500             1,683          1,330
      Net realized (gain) loss on sale of investments                              (140)           (1,282)             9
      Net amortization (accretion) of discounts on investments                      174               (82)          (219)
      Loss on disposal of property and equipment                                    294                22             21
      (Increase) decrease in premiums receivable, net                           (24,275)          (23,744)         2,247
      Decrease (increase) in accounts and notes receivable--related party        10,754               642         (6,252)
      Increase in accounts receivable--other                                    (11,676)                -              -
      Decrease (increase) in recoverable from Florida State Disability
         Trust Fund, net                                                          2,331            (5,920)           160
      Increase in reinsurance recoverables                                      (76,971)          (58,534)        (7,398)
      Increase in prepaid reinsurance premiums                                  (27,908)          (21,880)             -
      Increase in prepaid managed care fees                                     (15,589)          (15,068)             -
      Increase in accrued reinsurance commissions                               (12,870)           (7,549)             -
      (Increase) decrease in deferred income taxes                               (8,448)              106           (453)
      Increase in losses and loss adjustment expenses                           106,484            51,827          6,510
      Increase in unearned premiums                                              30,891             7,315          2,694
      Increase in accrued expenses and other liabilities                         19,909             7,420          6,224
      Increase in accounts payable related party                                    171             1,000              -
      Decrease in other assets                                                   21,026             3,110          6,087
         Net cash provided by (used in) operating activities                     28,055           (47,251)        17,833


Cash flows from investing activities:
   Purchase of property and equipment                                           (13,215)           (6,393)        (5,477)
   Proceeds from the sale of equipment                                              532               564             45
   Purchase of fixed maturities--available for sale                            (191,153)          (23,543)        (8,362)
   Purchase of fixed maturities--held to maturity                                (2,452)                -              -
   Proceeds from sale of fixed maturities--available for sale                    88,900            60,303            992
   Proceeds from maturities of fixed maturities--available for sale               6,295            10,209          1,580
   Proceeds from maturities of fixed maturities--held to maturity                 4,400                 -              -
   Purchase of equity securities                                                 (3,952)             (341)           (80)
   Proceeds from sale of equity securities                                          732             1,162             17
   Purchase of RISCORP West, Inc., net of cash acquired                               -                 -         (3,959)
   Purchase of RISCORP Insurance Company, net of cash acquired                        -             5,885              -
   Purchase of surplus note                                                           -                 -         (2,047)
   Purchase of IAA, net of cash acquired                                            282                 -              -
   Purchase of RISC, net of cash acquired                                          (538)                -              -
   Purchase of CompSource and Insura, net of cash acquired                      (10,733)               -              -


                                            RISCORP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
                                 For the years ended December 31, 1996, 1995 and
                                 1994
                                                    (in thousands)


                                                                                        Year ended December 31,
                                                                            ------------------------------------------------
                                                                                1996               1995            1994
                                                                            --------------     -------------    ------------
Cash flows from investing activities (continued):
   Purchase of Atlas Insurance Company, net of cash acquired                     (5,573)                -                -
   Purchase of NARM, net of cash acquired                                         2,717                 -                -
   Purchase of Virginia Funds, net of cash acquired                               1,300                 -                 -
      Net cash (used in) provided by investing activities                      (122,458)           47,846          (17,291)

Cash flows from financing activities:
   Principal repayments of notes payable                                        (30,202)          (25,215)         (16,986)
   Proceeds from notes payable                                                        -            43,692           23,329
   Increase (decrease) in deposit balances payable                                  968            (6,980)           9,175
   Shareholder distributions                                                        279            (3,206)            (335)
   Liquidation of ESOP                                                                -                 -           (3,927)
   (Increase) decrease in unearned compensation                                    (331)              715              189
   Proceeds of initial offering of common stock                                 127,908                 -                -
   Other, net                                                                    (1,325)                -                -
   Stock options exercised                                                           65                  -                   -
      Net cash provided by financing activities                                  97,362             9,006           11,445

Net increase in cash and cash equivalents                                         2,959             9,601           11,987
Cash and cash equivalents, beginning of period                                   23,348            13,747            1,760
Cash and cash equivalents, end of period                                    $    26,307      $     23,348     $     13,747

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                             $      3,689      $      3,966     $      1,266
      Income taxes                                                         $     15,127      $      4,969     $      4,004















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


          RISCORP also experienced difficulty in completing its 1996 financial statements in a timely manner. This resulted in RISCORP being delisted by the stock exchange on which its stock was traded and in adverse publicity in the insurance marketplace. The Company has not yet filed a Form 10-Q for the first or second quarter of 1997. The Company anticipates filing the first and second quarter 1997 Form 10-Q's in the near future.


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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



      (c) Participating Insurance Policies


          The Company offers participating insurance policies in connection with custom plans, flexible retention plans and preferred account dividend plans. Dividends are approved quarterly by the Board of Directors and are based upon the actual loss experience of each of the policies. Participating policies represented approximately 16.5%, 10.1% and 1% of written premiums at December 31, 1996, 1995 and 1994, respectively. The Company paid dividends to participating policyholders of $9.2 million, $1.6 million an $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

      (d) State of Florida Special Disability Trust Fund

          The  State of  Florida  maintains  a  Special  Disability  Trust  Fund
("SDTF")  for  the  purpose  of  providing   benefits  to  workers  who  have  a
pre-existing condition and incur a second or subsequent injury.

The SDTF is financed through annual assessments imposed on workers' compensation insurers, which is based on a percentage of net workers' compensation premiums written. The Company submits claims to the SDTF for recovery of applicable claims paid on behalf of the Company's insureds. The Company estimates such recoveries based on industry statistics applied to ultimate projected claims. The amounts reflected as SDTF recoveries in the accompanying Consolidated Balance Sheets are net of a valuation allowance of $8.9 million and $8.2 million as of December 31, 1996 and 1995, respectively. The allowance is determined based upon the actuarially estimated recoverable amount compared to the estimated recovery actually expected from the SDTF by RISCORP (see Note 6).


      (e) Investments

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      (f) Losses and Loss Adjustment Expenses

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

      (g) Reinsurance

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

      (h) Income Taxes

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      (i) Policy Acquisition Costs

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

      (j) Goodwill


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


          The Company periodically reviews its assets subject to Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", ("SFAS 121") and when events or changes in circumstances indicate that the carrying amount of an asset may no longer be fully recoverable, the Company tests the recoverability of the asset primarily by estimating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, the Company recognizes an impairment loss. Measurement of an impairment loss is based on the carrying amount and estimated fair value of the asset.

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      (k) Property and Equipment

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

       (l) Investment in Joint Venture

          The Company accounts for its 50 percent investment in a joint venture arrangement on the equity basis of accounting whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of the joint venture. For the year ended December 31, 1996, the Company's equity in undistributed losses of the joint venture was $0.2 million.

       (m) Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (n) Bad Debt Allowance

          The bad debt allowance is based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date. Premiums receivable contained in the accompanying Consolidated Balance Sheets are shown net of this valuation allowance.

      (o) Earnings Per Share


          Net income per common share is determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Included in the weighted average number of shares are contingent shares of 607,603 for the year ended December 31, 1996 and 0 for the years ended December 31, 1995 and 1994, related to acquisitions completed by the Company. The weighted average number of shares used in the calculation was 36,785,453 for the year ended December 31, 1996 and 30,092,500 for both of the years ended December 31, 1995 and 1994.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      (p) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for measuring compensation cost. However, as required by SFAS 123, the Company has disclosed pro forma net income and earnings per share for the years ended December 31, 1996 and 1995 as if the provisions of SFAS 123 had been adopted (see Note 12).

      (q) Concentrations of Risk

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

      (r) Reclassifications

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


(4)   Investments

      Investments included in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized
                                                                              Gains           Losses       Estimated
                                                                                                          Fair Value
December 31, 1996:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   75,844         $    559         $   55       $   76,348
         U.S. government obligations                        49,144              983             47           50,080
         Corporate obligations                              86,726              734             94           87,366
         Mortgage backed securities                          2,588               25              1            2,612
         Asset backed securities                             5,501               57              2            5,556
         Redeemable preferred stocks                         6,437              408              5            6,840
                                                           226,240            2,766            204          228,802
      Equity securities:
         Nonredeemable preferred stocks                      1,063               28              9            1,082
         Common stocks                                       2,817              205             59            2,963
                                                             3,880              233             68            4,045
               Total available for sale                    230,120            2,999            272          232,847

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        16,355              144             62           16,437
         Municipal government obligations                    4,204                5              4            4,205
         Certificates of deposit                             2,250                -              -            2,250
               Total held to maturity                       22,809              149             66           22,892
   Total investments                                     $ 252,929          $ 3,148          $ 338        $ 255,739

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized
                                                                              Gains           Losses       Estimated
                                                                                                          Fair Value
December 31, 1995:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   29,112          $   342          $  75       $   29,379
         U.S. government obligations                        13,754               58              9           13,803
         Corporate obligations                               4,024               69              1            4,092
         Redeemable preferred stocks                         5,718              402              4            6,116
                                                            52,608              871             89           53,390
      Equity securities:
         Nonredeemable preferred stocks                        175                1              1              175
         Common stocks                                         214               14             11              217
                                                               389               15             12              392
               Total available for sale                     52,997              886            101           53,782

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        12,133              309              -           12,442
         Certificates of deposit                             3,450                -              -            3,450
               Total held to maturity                       15,583              309              -           15,892
   Total investments                                    $   68,580          $ 1,195          $ 101        $  69,674

      The fair value of investments at December 31, 1996 and 1995 was determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities by contractual maturity, as of December 31, 1996, are as follows (in thousands):

                                                   Available for Sale          Held to Maturity
                                               Amortized      Estimated     Amortized   Estimated
                                                  Cost        Fair Value      Cost      Fair Value

      Due in one year or less                 $   17,524     $   17,614    $   3,052    $   3,050
      Due after one year through five years      152,133        153,315       15,510       15,601
      Due after five years through ten years      36,933         37,892        3,927        3,926
      Due after ten years                         17,062         17,369          320          315
      Mortgage backed securities                   2,588          2,612            -            -
                                               $ 226,240      $ 228,802     $ 22,809     $ 22,892

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                      1996            1995           1994

         Gross realized gains          $ 178          $ 1,395       $    -
         Gross realized losses           (73)            (379)          (9)
         Net realized gains (losses)   $ 105          $ 1,016        $  (9)

      The following information summarizes the components of net investment income for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                        1996           1995           1994

         Fixed maturities            $ 10,444         $ 5,856        $ 1,376
         Equity securities                547             410            113
         Cash and cash equivalents      1,700             606            398
                                       12,691           6,872          1,887
         Investment expenses             (497)           (164)          (210)
                                     $ 12,194         $ 6,708        $ 1,677

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

      The Company's investments in excess of 10 percent of shareholders' equity at December 31, 1996 and 1995, aggregated by issuer and excluding investments issued or guaranteed by the United States, consisted of the following (in thousands):

                                              Carrying Value
                                     ---------------------------------
                                         1996               1995
                                     -------------      --------------
       Fixed maturities:
           State of California     $          -           $   2,171
           State of Florida              23,472               3,450
           State of Illinois                  -               3,331
           State of Minnesota                 -               2,479
           State of New Jersey                -               2,823
                                       $ 23,472            $ 14,254


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

      Activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                                                                                1996          1995          1994

Gross reserves for losses and loss adjustment expenses, beginning of period  $ 261,700    $   12,668     $    6,157
Less reinsurance recoverables                                                  100,675         7,398              -
Less SDTF recoverables                                                          51,836           671            831
Less prepaid managed care fees                                                  16,369             -              -
Net balance at January 1                                                        92,820         4,599          5,326

Assumed during year from loss portfolio transfers and acquisitions              88,212       123,854              -

Incurred losses and loss adjustment expenses related to:
  Current year                                                                 123,986        87,467          6,026
  Prior years                                                                    3,023         5,198          2,062
     Total incurred losses and loss adjustment expenses                        127,009        92,665          8,088

Paid related to:
  Current year                                                                  56,088        33,069          4,821
  Prior years                                                                   55,875        95,229          3,994
     Total paid                                                                111,963       128,298          8,815
Net balance at December 31                                                     196,078        92,820          4,599

Plus reinsurance recoverables                                                  180,698       100,675          7,398
Plus SDTF recoverables                                                          49,505        51,836            671
Plus prepaid managed care fees                                                  31,958        16,369              -
Gross reserves for losses and loss adjustment expenses, at December 31       $ 458,239     $ 261,700      $  12,668


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

          The combined reinsurance recoverables and ceded unearned premiums (by reinsurer) in excess of three percent of shareholders' equity as of December 31, 1996 are detailed below (in thousands):

                                                 Reinsurance      Ceded Unearned
        Reinsurer                                Recoverables        Premiums


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

          The following loss portfolio transfers and assumption reinsurance agreements were entered into by RNIC during 1996 (in thousands):

                                    Losses Assumed at Date  Unearned Premiums at
  Entity             Effective Date     of Transfer             Date of Transfer


  NARM               June 14, 1996         $ 34,544                   $ 5,209
  OSAA               September 1, 1996       49,716                         -
  NARM - Virginia    October 1, 1996          3,057                       996
  Total                                    $ 87,317                   $ 6,205

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



          RISCORP received primarily cash and marketable securities from the ceding companies of approximately $93.5 million to fund the loss and unearned premium reserves assumed in connection with these transactions. In addition, OSAA transferred to RNIC approximately $11.0 million in OSAA member deposits and cash of approximately $11.0 million. RNIC will refund the deposits to the policyholders during 1997 when the final premium audits are completed for the 1996 policy year. As of December 31, 1996, OSAA owed RNIC approximately $3.3 million in connection with the transaction. These funds were received on April 14, 1997.



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


(9)   Income Taxes

      The components of income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                  1996         1995         1994
     Current:
         Federal               $ 17,919       $ 4,042      $ 5,366
         State                    2,280         1,037          924
             Total current       20,199         5,079        6,290

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                            1996         1995         1994
     Deferred:
         Federal                          (12,126)          219         (274)
         State                                129          (199)         (24)
             Total deferred               (11,997)           20         (298)
                 Total income taxes     $   8,202       $ 5,099      $ 5,992

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


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                                                                    1996          1995

    Deferred tax assets:
      Unearned premium                                                          $   3,688      $   2,920
      Discount on reserve for losses and loss adjustment expenses                  13,149          5,950
      Deferred income                                                                   -          2,074
      Accrued employee benefits                                                       709            327
      Bad debts                                                                     5,950              -
      Other                                                                         1,507          1,448
         Gross deferred tax assets                                                 25,003         12,719
    Deferred tax liabilities:
      Deferred acquisition costs                                                      156            849
      Unrealized gains on investments                                                 952            275
      Depreciation                                                                    446            287
      Other                                                                           898            115
         Gross deferred tax liabilities                                             2,452          1,526
              Net deferred tax asset                                            $  22,551      $  11,193


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


(10)  Notes Payable

      Notes payable consist of the following at December 31, 1996 and 1995 (in thousands):

                                                                                       1996            1995

     Subordinated notes from quota share reinsurer,
         bearing interest at 12%; matures December 31, 2002.                         $ 15,000         $ 15,000

     Notepayable from acquisition of subsidiary,  with implicit interest rate of
         9.76% computed on the payment
         stream; matures November 9, 1998.                                                756            1,147

     Term loan, implicit interest rate of 12% computed on
         the payment stream; matures January 1, 1999.                                     470              690

     Notes payable on five automobiles, bearing interest
         at 7%; various maturities throughout 2000.                                        77                -

     Termloan,  bearing  interest  at a rate  above  prime  or LIBOR  (8.75%  at
         December  31,1995),   secured  by  all  of  the  Company's  assets  and
         guaranteed by Company's majority shareholder and affiliates;
         (repaid March, 1996).                                                              -           25,000

     $2.0 million line of credit, bearing interest at a rate
         above LIBOR or prime; (repaid March, 1996).                                        -            2,000

     Note payable to an insurance pool, bearing interest at
         prime plus 1%, unsecured; (repaid March 1996).                                     -            2,580
                                                                                     $ 16,303         $ 46,417


                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Notes payable are due as follows at December 31, 1996 (in thousands):

                 1997                          $      645
                 1998                                 614
                 1999                                  43
                 2000                                   1
                 2001 and thereafter               15,000
                                                 $ 16,303

      The Company is currently in default of several debt covenants contained in the AmRe loan agreement including the filing of the audited GAAP financial statements by March 31, 1997. On October 10, 1997, the Company received a waiver from AmRe concerning these defaults, subject to their actual receipt of the delinquent financial statements. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial statements and for failure to file Form 10-Q with the Securities and Exchange Commission for the first and second quarters of 1997. Additional covenant violations could result in the note being called.


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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      Combined statutory policyholders' surplus as of December 31, 1996 and 1995, and combined statutory net income for the years ended December 31, 1996 and 1995 (as filed and adjusted for the FDOI examination adjustments as discussed in initial Note) for the Company's insurance subsidiaries, were as follows (in thousands):

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

                         RISCORP, INC. AND SUBSIDIARIES

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

      A summary of the status of the Company's Stock Option Plan as of and for the years ended December 1996, 1995 and 1994 is presented below:

                                                 1996                      1995                       1994
                                                   Weighted                    Weighted                  Weighted
                                                    Average                     Average                   Average
Options                                Shares    Exercise Price    Shares   Exercise Price   Shares   Exercise Price

Outstanding,
  Beginning of year                   2,556,557      $3.96       1,854,392      $3.01              -           -
  Granted                             1,572,538       6.84         702,165      $6.50      1,854,392       $3.01
  Exercised                             (17,999)      3.61               -          -              -           -
  Canceled                           (1,032,317)      9.22               -          -              -           -

Outstanding, end of year              3,078,779      $3.67       2,556,557      $3.96      1,854,392       $3.01

Options
   exercisable at year end              731,849      $2.08         193,657      $0.73                          -
        -

Weighted average fair value of
   options granted during the year                   $5.44                      $5.67                      $7.11


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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Options Outstanding                                Options Exercisable
                    -----------------------------------------------------------     --------------------------------
   Range of              Number             Weighted Avg                               Number
Exercise Prices       Outstanding            Remaining           Weighted Avg       Exercisable       Weighted Avg
                      at 12/31/96         Contractual Life      Exercise Price      at 12/31/96      Exercise Price
----------------    -----------------    -------------------    ---------------     -------------    ---------------

  $   0.72                387,314             9.8 years              $ 0.72            387,314           $ 0.72
  $   3.61              1,426,927             9.8 years                3.61            343,233             3.61
   $ 19.00                 13,158            11.2 years               19.00                  -               -
  $   4.50              1,251,380            11.9 years                4.50              1,302             4.50
                        3,078,779            10.6 years              $ 3.67            731,849           $ 2.08


      On August 28, 1996, the Company repriced 126,500 options with an average exercise price of $18 per share to $12.50 per share. On November 18, 1996, the Company repriced 830,380 options with an average exercise price of $8 per share to $4.50 per share. Remaining options available for grant totaled 40,053 at December 31, 1996.


(13)  Property and Equipment

      Property and equipment consist of the following at December 31, 1996 and 1995 (in thousands):

                                                                Estimated
                                                               Useful Life         1996            1995

      Furniture and equipment                                    3-7 years       $ 15,984       $   8,853
      Building                                                    39 years          7,846           7,036
      Leasehold improvements                                    5-10 years          4,896           2,710
      Software                                                     3 years          5,041           2,182
      Land                                                           1,200          1,200
                                                                                   34,967          21,981
      Less accumulated depreciation and amortization                               (7,462)         (3,937)
                                                                                 $ 27,505        $ 18,044

      Depreciation and amortization expense totaled $3.6 million, $2.0 million and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in these amounts is amortization expense of $0.8 million, $0.2 million and $0 for the years ended December 31, 1996, 1995 and 1994, respectively, related to both purchased and capitalized internally developed software costs.

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

      Expenses relating to employee benefit plans were $0.4 million, $0.2 million and $3.6 million for the yearsended December 31, 1996, 1995 and 1994, respectively.


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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      At December 31, 1996 and 1995, notes receivable consisted of the following (in thousands):

                                                                                1996            1995
                                                                              ----------      ----------
      Notes receivable from  shareholder and affiliated  companies at rates from prime to prime plus 1%,
         guaranteed by shareholder; repaid March 1996.                       $      -         $ 7,273

      Surplus note receivable. RHP, an affiliated company,
        at prime plus 1%; repaid September 1996.                                    -           2,150
                                                                             $      -         $ 9,423

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(17)  Bad Debt Allowance

      The following table summarizes activity in the bad debt allowance account for premiums receivable for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                            1996           1995           1994

      Balance at beginning of period        $ 5,899     $        5        $   -
      Allowance acquired from acquisitions      782          7,542            -
      Additions to allowance                 31,424          3,852            5
      Write-offs against allowance          (21,105)        (5,500)           -
      Balance at end of period              $17,000        $ 5,899        $   5


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


      The Florida Department of Insurance conducted a financial examination of RIC, one of the Company's insurance subsidiaries, for 1995. The final examination report reduced statutory surplus as of December 31, 1995 from $31,117,099 to $4,961,478. The reduction in statutory surplus was due primarily to adjustments related to the intercompany sale of real estate, certain related party receivables that were considered non-admitted for statutory accounting purposes, and an increase in the non-admitted portion of certain premium receivables. These adjustments had no impact on the accompanying financial statements prepared in accordance with generally accepted accounting principles. As a result, RIC failed to meet the minimum capital and surplus requirements by approximately $12.5 million. The Company made a capital infusion of approximately $31.2 million into RIC in 1996, and as a result, as of December 31, 1996, the surplus of RIC exceeded the minimum capital and surplus requirements.


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


(20) Adjustments Made in the Fourth Quarter of 1996


As described below, the Company made certain adjustments in the fourth quarter of 1996 which have been included in the accompanying December 31, 1996 financial statements.

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

                         RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Goodwill

As more fully discussed in Note 2(j) and Note 3, during the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. The Company performed an analysis of the carrying value of the goodwill recorded in connection with this acquisition and recognized an impairment loss of $2.8 million in the fourth quarter of 1996. This impairment loss was recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to IAA was $8.5 million at December 31, 1996.


Litigation Expenses

On September 18, 1997, the United States Attorney's Office in Pensacola, Florida, announced that a United States Grand Jury had indicted the Company, RISCORP Management Services, Inc., a wholly owned, non-regulated subsidiary of the Company ("RMS"), and five former officers, including William D. Griffin, founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against the Company on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and its subsidiaries and all other positions with the Company and its subsidiaries. In the fourth quarter of 1996, the Company recorded a provision of $1.0 million for payment of fines and other costs related to this matter. This provision was included in the Company's Consolidated Statement of Income for the year ended December 31, 1996.

(21) Events Subsequent to the Balance Sheet Date

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

      The AmRe loan agreement requires that the Company shall prepay the outstanding principal balance of the Notes, together with interest accrued thereon, on or before the tenth business day following the occurrence of a Change of Control or a Material Adverse Event. The resignation of William D. Griffin, effective on September 18, 1997, as Chairman of RISCORP is a Material Adverse Event as defined in the AmRe loan agreement. On October 10, 1997, the Company received a waiver from AmRe of the requirement to prepay these notes, as well as certain events of default subject to the receipt of the Company's financial statements. On October 17, 1997, the Company received a waiver from AmRe of the default based upon the failure of the Company to deliver quarterly financial statements and for failure to file Form 10-Q with the Securities and Exchange Commission for the first and second quarters of 1997.
Additional covenant violations could result in the note being called.


(22)  Events Subsequent to the Date of the Independent Auditors'
      Report - Unaudited


      The Company completed its review and analysis of each of the fourth quarter adjustments discussed more fully in Note 20 and based upon the specific facts and circumstances relating to each of the adjustments, the Company has determined that no adjustment to the previously filed 1996 Form 10-Q's was necessary.





                                       SCHEDULE I - SUMMARY OF INVESTMENTS -
                                     OTHER THAN INVESTMENTS IN RELATED PARTIES

                                          RISCORP, INC. AND SUBSIDIARIES

                                                 DECEMBER 31, 1996
                                                  (in thousands)

                                                                                                     Value at Which
                                                                                                      Shown in the
Type of Investment                                                         Cost      Market Value    Balance Sheet

Available for sale:
     Fixed maturity securities:
      Municipal government obligations                                   $75,844         $76,348         $76,348
      U.S. government obligations                                         49,144          50,080          50,080
      Corporate obligations                                               86,726          87,366          87,366
      Mortgage backed securities                                           2,588           2,612           2,612
      Asset backed securities                                              5,501           5,556           5,556
      Redeemable preferred stocks                                          6,437           6,840           6,840

     Equity securities:
      Nonredeemable preferred stocks                                       1,063           1,082           1,082
      Common stocks                                                        2,817           2,963           2,963
         Total available for sale                                        230,120         232,847         232,847

Held to maturity:
     Fixed maturity securities:
      U.S. government obligations                                         16,355          16,437          16,355
      Municipal government obligations                                     4,204           4,205           4,204
      Certificates of deposit                                              2,250           2,250           2,250
         Total held to maturity                                           22,809          22,892          22,809

         Total investments                                              $252,929        $255,739        $255,656




                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                  BALANCE SHEETS

                                        RISCORP, INC. (Parent Company Only)
                                  (in thousands, except share and per share data)


                                                                                     December 31,       December 31,
                                                                                         1996               1995

                                                      ASSETS

Investments at fair value (cost $7,816 and $3,000)                                  $     7,816        $   3,000
Cash and cash equivalents                                                                   274             (353)
Investment in wholly-owned subsidiaries                                                 153,118           44,623
Surplus note receivable from subsidiary                                                  13,000           13,000
Other assets                                                                              8,186            2,453
     Total assets                                                                     $ 182,394         $ 62,723

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                      $   15,000         $ 42,000
  Accrued expenses and other liabilities                                                  7,986            4,566
     Total liabilities                                                                   22,986           46,566

Class A Common Stock subject to put options                                               2,100                -

Shareholders' equity:
  Common stock                                                                              363              281
  Additional paid-in capital                                                            137,813              349
  Net unrealized gains on investments                                                     1,769              510
  Unearned compensation--stock options                                                     (546)            (215)
  Retained earnings                                                                      17,909           15,232
      Total shareholders' equity                                                        157,308           16,157

      Total liabilities and shareholders' equity                                      $ 182,394         $ 62,723















                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                               STATEMENTS OF INCOME

                                        RISCORP, INC. (Parent Company Only)
                                  (in thousands, except share and per share data)


                                                                                    Year ended December 31,
                                                                         ----------------------------------------------
                                                                              1996            1995            1994

Revenues:
      Net investment income                                               $   2,590         $ 1,469      $         -
      Dividend income                                                        18,335           2,652                -
      Other income                                                                3               -            1,617
          Total revenue                                                      20,928           4,121            1,617

Expenses:
      General and administrative expenses                                     1,870              90              722
      Interest expense                                                        2,234           4,170              456
      Depreciation and amortization                                           3,955             205              119
          Total expenses                                                      8,059           4,465            1,297

Income (loss) before equity in income of
  subsidiaries and income taxes                                              12,869            (344)             320

Equity in (loss) income of subsidiaries before
  income taxes                                                               (2,269)         19,126           12,545

Income before income taxes                                                   10,600          18,782           12,865
Income taxes                                                                  8,202           5,099            5,992

      Net income                                                          $   2,398        $ 13,683          $ 6,873






                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              STATEMENTS OF CASH FLOW

                                        RISCORP, INC. (Parent Company Only)
                                  (in thousands, except share and per share data)


                                                                                        Year ended December 31,
                                                                             -----------------------------------------------
                                                                                 1996              1995            1994
                                                                             -------------     -------------    ------------
Cash flows from operating activities:
   Net income                                                              $      2,398       $    13,683      $    6,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               3,955                 -               -
      Net amortization of discounts on investments                                   80                 -               -
      Interest on present value of future profits                                  (125)                -               -
      Net realized gain on sale of investments                                       (4)                -               -
      Decrease (increase) in other assets                                         2,750             4,494          (1,146)
      Equity in net loss (income) of subsidiaries                                 5,967           (11,035)         (6,758)
      Increase in surplus note receivable                                             -           (13,000)              -
      Increase in accrued expenses and other liabilities                          3,421             3,415             336
                                                                              -----------       ------------     -----------
          Net cash provided by operating activities                              18,442            (2,443)           (695)
                                                                              -----------       ------------     -----------

Cash flows from investing activities:
      Capital contributions to subsidiaries                                    (114,375)          (31,045)              -
      Purchase of fixed maturities--available for sale                          (48,438)           (3,000)              -
      Proceeds from sale of fixed maturities--held for sale                      44,124                 -               -
      Purchase of equity securities                                               1,000                 -               -
      Purchase of equity securities                                              (1,905)                -               -
      Proceeds from the sale of equity securities                                   353                 -               -
      Purchase of IAA, net of cash acquired                                     (10,618)                -               -
      Purchase of RISC, net of cash acquired                                       (538)                -               -
                                                                              -----------       ------------     -----------
          Net cash used in investing activities                                 (130,397)          (34,045)              -
                                                                              -----------       ------------     -----------

Cash flows from financing activities:
      Proceeds from note payable                                                      -            43,000             867
      Principal repayment of notes payable                                      (27,000)           (6,867)              -
      Shareholder distributions                                                       -                 -            (135)
      Exercise of stock options                                                      65                 -               -
      Decrease in APIC                                                                -                 -             (70)
      Proceeds of initial offering of common stock                              127,908                 -               -
      Other, net                                                                 11,609                 -               -
                                                                              -----------       ------------     -----------
          Net cash provided by financing activities                              112,582            36,133             662
                                                                              -----------       ------------     -----------

Net increase (decrease) in cash and cash equivalents                                627              (355)            (33)
Cash and cash equivalents, beginning of period                                     (353)                2              35
                                                                              ===========       ============     ===========
Cash and cash equivalents, end of year                                      $       274       $      (353)     $        2
                                                                              ===========       ============     ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:

      Interest                                                                $     2,684       $      3,966     $      66
                                                                              ===========       ============     ===========
      Income taxes                                                            $   15,127        $      4,969     $   4,004
                                                                              ===========       ============     ===========





                                             SCHEDULE IV - REINSURANCE

                                          RISCORP, INC. AND SUBSIDIARIES
                                                  (in thousands)




                                                    Ceded to           Assumed                           Percentage
                                   Gross              Other          From Other            Net            of Amount
                                  Amount            Companies         Companies          Amount        Assumed to Net

Years Ended
December 31,

1996
Premiums earned                 $ 326,875           $ 165,022        $ 11,704           $ 173,557             6.7%

1995
Premiums earned                 $ 274,351           $ 139,144        $    680           $ 135,887              .5%

1994
Premiums earned                 $     614           $   4,523        $  5,422           $   1,513           358.4%





                     SCHEDULE VI - SUPPLEMENTAL INFORMATION

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                        (Col. C)
                      Reserves for                                              Losses and Loss    Amortization   Net
           Deferred   Unpaid Losses  Discount,                                Adjustment Expenses  of Deferred   Paid Losses
            Policy      and Loss      if any,               Net        Net    Incurred Related to:    Policy     and Loss      Net
          Acquisition  Adjustment    deducted   Unearned  Earned  Investment  Current       Prior   Acquisition  Adjustment Premiums
     Year    Costs      Expenses    in Col. C.  Premiums Premiums    Income    Year         Years      Costs     Expenses    Written
     ----   -------    ----------   ----------  -------- --------   --------  ------       -------    -------   ----------  --------

     1996   $   446      $458,239         $ -   $102,562  $173,557   $12,194  $123,986   $  3,023    $33,716     $111,963  $179,706
     1995    $2,389      $261,700         $ -   $ 64,395  $135,887   $ 6,708  $ 87,467   $  5,198    $46,878     $128,298  $123,429
     1994   $   362     $  12,668         $ -   $  5,438  $  1,513   $ 1,677  $  6,026   $  2,062    $   126     $  8,815  $  4,207
