Form 10-Q/A
period 1997-09-30
RISCORP INC
filed 1998-02-27
CIK 1003957

FORM 10-Q/A

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

                                      INDEX


                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               September 30, 1997 and December 31, 1996                                    3-4


                           Consolidated Statements of Operations -
                               For the three months ended September 30, 1997 and 1996                        5


                           Consolidated Statements of Income -
                               For the nine months ended September 30, 1997 and 1996                         6


                           Consolidated Statements of Cash Flows -
                               For the nine months ended September 30, 1997 and 1996                         7


                           Notes to Consolidated Financial Statements                                     8-15


           Item 2.         Management's Discussion and Analysis of Financial                             16-27
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                                28

           Item 2.         Changes to Securities                                                            29

           Item 3.         Defaults Upon Senior Securities                                                  29

           Item 4.         Submission of Matters to a Vote of Security Holders                              29

           Item 5.         Other Information                                                                29

           Item 6.         Exhibits and Reports on Form 8-K                                              29-30

                           Signatures                                                                       31

                           Exhibits                                                                      32-35


Part I   Financial Information
Item 1.    Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                 (in thousands)


                                                                                          September 30,    December 31, 1996
                                                                                              1997
Assets                                                                                    (Unaudited)

Investments:
Fixed maturities available for sale, at fair value (amortized cost $226,240
      $147,882 in 1997 and $226,240 in 1996)                                                $ 151,200           $ 228,802
   Fixed  maturities available for sale, restricted, at fair value (amortized
      cost $34,515 in 1997)                                                                    34,633                  --
   Fixed maturities held to maturity, at amortized cost (fair value $21,882
      in 1997 and $22,892 in 1996)                                                             21,765              22,809
   Equity securities, at fair value (cost $1,476 in 1997 and $3,380 in 1996)                    1,536               4,045
      Total investments                                                                       209,134             255,656


Cash and cash equivalents                                                                      29,750              26,307
Cash and cash equivalents, restricted                                                          16,374                  --
Premiums receivable, net                                                                      109,295             122,078
Accounts receivable--other                                                                       3,724              11,676
Recoverable from Florida Special Disability Trust Fund, net                                    45,215              49,505
Reinsurance recoverables                                                                      190,871             180,698
Prepaid reinsurance premiums                                                                   39,039              49,788
Prepaid managed care fees                                                                      22,174              31,958
Accrued reinsurance commissions                                                                27,153              20,419
Deferred income taxes                                                                          22,248              22,551
Property and equipment, net                                                                    27,281              27,505
Goodwill                                                                                       19,629              22,648
Other assets                                                                                    7,389               7,653

Total assets                                                                                $ 769,276       $ 828,442











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


                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             For the three months ended September 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                            1997                 1996
                                                                                       (Unaudited)           (Unaudited)
   Revenue:
       Premiums earned                                                                     $ 40,417            $ 51,365
       Fee income                                                                             7,008               7,111
       Net investment income
                                                                                              4,104               3,098
          Total revenue                                                                      51,529              61,574

   Expenses:
       Losses and loss adjustment expenses                                                   31,219              38,291
       Unallocated loss adjustment expenses                                                   3,195               3,367
       Commissions, underwriting and administrative expenses                                 15,291              13,207
       Interest expense                                                                         473                 523
       Depreciation and amortization
                                                                                              2,418               4,323
          Total expenses                                                                     52,596              59,711

   Income (loss) before income taxes                                                        (1,067)               1,863

   Income tax (benefit) expense
                                                                                              (433)               1,551

   Net (loss) income                                                                     $                  $
                                                                                              (634)                 312



   Net (loss) income per common share                                                     $                  $
                                                                                             (0.02)                0.01

   Weighted average common and common share
     equivalents outstanding                                                            36,868,114           37,591,605











See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
              For the nine months ended September 30, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                             1997                1996
                                                                                        (Unaudited)          (Unaudited)
   Revenue:
       Premiums earned                                                                     $ 133,882          $ 131,855
       Fee and other income                                                                   17,969             23,079
       Net investment income                                                                  12,557              7,592
          Total revenue                                                                      164,408            162,526

   Expenses:
       Losses and loss adjustment expenses                                                    87,140             89,517
       Unallocated loss adjustment expenses                                                   11,295              9,214
       Commissions, underwriting and administrative expenses                                  51,862             39,327
       Interest expense                                                                        1,442              2,121
       Depreciation and amortization                                                           6,257              6,270
          Total expenses                                                                     157,996            146,449

   Income before income taxes                                                                  6,412             16,077

   Income taxes                                                                                2,602              6,776

   Net income                                                                            $     3,810        $     9,301


   Net income per common share                                                          $       0.10       $       0.26

   Weighted average common and common share
     equivalents outstanding                                                             37,164,143          35,828,026
















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

(6)    Reclassifications

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


       In June 1997, the Company announced a workforce reduction and a restructuring of the Company's management team, field offices and products. The reduction in the work force resulted in the termination of 128 employees of the Company. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.9 million in the second quarter of 1997 in connection with the workforce reduction and restructuring of the field offices and products. These non-recurring expenses consisted primarily of severance expenses of approximately $5.1 million, of which $4.1 million was unpaid as of September 30, 1997, and occupancy costs of approximately $0.7 million. These expenses were included in commissions, underwriting and administrative expenses in the June 30, 1997 and September 30, 1997 Consolidated Statements of Income.

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

       During 1997, the Company completed its review of each of the fourth quarter adjustments discussed in the 1996 Form 10-K/A, the 3-31-97 Form 10-Q and the 6-30-97 Form 10-Q, and based upon the specific facts and circumstances relating to each 1996 fourth quarter adjustment, the Company has determined that no adjustment to previously filed 1996 Form 10-Q's was necessary.

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


                  Date:    February 27, 1998