Form 10-K
period 1997-12-31
RISCORP INC
filed 1998-03-27
CIK 1003957

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K
         (Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant as of February 27, 1998 was $16,087,217.

The number of shares of the registrant's Common Stock issued and outstanding as of February 27, 1998 was 36,868,114 consisting of 12,533,671 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, Inc.
                           Annual Report on Form 10-K
                      for the year ended December 31, 1997

                                Table of Contents


Description                                                         Page



                                     PART I

Item 1.        Business                                               1


Item 2.        Properties                                            13


Item 3.        Legal Proceedings                                     14

Item 4.        Submission of Matters to a Vote
               of Security Holders                                   16

                         PART II

Item 5.        Market for Registrant's Common
               Equity and Related Stockholder Matters                17

Item 6.        Selected Financial Data                               18

Item 7.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                         19


Item 8.        Financial Statements and Supplementary Data           27


Item 9.        Changes in and Disagreements with
               Accountants on Accounting and

               Financial Disclosure                                  27


                        PART III

Item 10.       Directors and Executive Officers

               of the Registrant                                     28

Item 11.       Executive Compensation                                31


Item 12.       Security Ownership of Certain

               Beneficial Owners and Management                      36

Item 13.       Certain Relationships and Related Transactions        37


                         PART IV

Item 14.       Exhibits, Financial Statement

               Schedules and Reports on Form 8-K                     40

               Signatures                                            51

                                     PART I

Item 1.        Business

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements, particularly with respect to Legal Proceedings and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. and its subsidiaries (collectively, the "Company") from time to time, in the filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the ability of the Company to maintain licensing with regulatory agencies; the consummation of the Company's pending asset sale to Zenith Insurance Company ("Zenith"); the actual outcome of pending litigation or potential investigations; the impact on the Company of current and future federal and state regulation of workers' compensation or health care reform legislation, including changes in the availability of recoveries from the Florida Special Disability Trust Fund (the "SDTF"); changes in the mandated accounting treatment of SDTF recoverables; the failure of the SDTF to pay the Company's reimbursement requests; discontinuation of the SDTF; the Company's limited operating history and direct loss and claims experience; the Company's need for additional capital to meet state regulatory requirements and for other purposes, and the ability of the Company to generate sufficient capital in a timely fashion; the possible negative impact on the Company of the termination of certain reinsurance agreements, or the failure of such reinsurers to meet their obligations under such agreements; the highly competitive nature of the managed care workers' compensation insurance market; the limited nature of the Company's line of insurance products; the negative impact on the Company if Florida were to permit competition based on price in workers' compensation insurance; general economic conditions in Florida, North Carolina and Alabama in particular, or the United States in general; the Company's ability to continue and expand its relationships with independent insurance agencies which market its products; and other factors mentioned elsewhere in this report.

Overview

        The Company offers managed care workers' compensation insurance and services designed to lower the overall costs of work-related claims, while providing quality, cost-effective care to injured employees. As of December 31, 1997, the Company provided workers' compensation insurance and services to approximately 25,000 policyholders, principally in Florida and the southeastern United States.

Asset Purchase Agreement with Zenith

        In June 1997, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Zenith, a subsidiary of Zenith National Insurance Corp. Under the terms of the Purchase Agreement, Zenith will purchase all of the assets of the Company relating to its workers' compensation and other insurance business, including the Company's existing inforce business, as well as the right to all new and renewal policies. After the transaction closes, the Company will no longer engage in the workers' compensation or managed care businesses. In connection with the transaction, Zenith will assume certain liabilities related to the Company's insurance business, including $15 million in indebtedness of the Company owed to American Re-Insurance Company ("AmRe"). The purchase price, which will be paid in cash, will be the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith on the closing date, subject to a minimum purchase price of $35 million.


        The closing of the purchase is contingent upon review and approval by appropriate state and federal regulatory agencies, and approval by the majority of each of the Class A Common and Class B Common shareholders of the Company. On March 2, 1998, the Company's proxy statement for a special meeting of shareholders to approve the Purchase Agreement was cleared by the Securities and Exchange Commission. The special meeting was held at 10:00 a.m. in Atlanta, Georgia on March 26, 1998. The Purchase Agreement was approved by the shareholders at the special meeting. The Company expects the transaction to close on April 1, 1998.


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

Workers' Compensation Management Services

        The Company provides fee-based workers' compensation insurance management services to self-insurance funds and governmental risk-sharing pools, performing all the services of an insurance carrier except assumption of the underwriting risk. The Company generally requires that it be given complete managerial control over the fund's or pool's operations, and that it be entitled to share in cost savings it generates in addition to its base fees. As of December 31, 1997, the Company provided these services to four entities
(representing approximately 3,000 employers) with standard premiums in force under management of approximately $80 million. The largest contracts were with Governmental Risk Insurance Trust ("GRIT"), North Carolina Commerce Fund ("NCCF") and Third Coast Insurance Company. The Company terminated its agreement with the Oklahoma Restaurant Group Self Insurance Association (representing approximately $7 million standard premium) in 1997.

Third Party Administrative Services

        The Company provides integrated administrative and managed care services for self-insured employers. At December 31, 1997, approximately 9 employers were under managed care contracts with the Company. In June 1997, the Company made a strategic decision to exit this line of business to concentrate on its core workers' compensation business. The elimination of this business will not have a material adverse effect on the Company's business, financial condition or results of operations.

Workers' Compensation Managed Care Arrangements  ("WCMCAs")

        Effective January 1, 1997, Florida law mandated workers' compensation insurers to provide all medical care through WCMCAs. Under these arrangements, the Company is allowed to direct injured employees to a provider network in which employees must participate or face possible denial of medical cost coverage.

        The Company has developed a provider network which covered the entire state of Florida and included approximately 5,000 physicians and 650 hospital and ancillary facilities as of December 31, 1997. The Company believes that its ability to obtain discounted medical fees, manage utilization, and track medical outcomes for providers participating in its network enhances its ability to manage claims.


        The Company also maintained an arrangement with Humana Health Plans, Inc. ("Humana"), whereby certain of the Company's medical claim costs are fixed for the first three years of each claim. The agreement provided the Company with access to Humana's health care provider networks in Florida. The agreement commenced July 30, 1995, was renewed for one year upon its anniversary, and expired in 1997. The Company had a similar arrangement with RISCORP Health Plans, Inc. ("RHP"), an affiliated company, until the arrangement was terminated effective May 1, 1996 whereby injured individuals were covered for three years following any accident occurring within the policy period of any policy entered into during the term of the agreement. The arrangement with RHP was completely terminated on October 30, 1997 through a loss portfolio transfer agreement. Accordingly, all liabilities under the RHP WCMCA were absorbed by the Company in exchange for the indicated reserves plus a risk margin. To the extent that Humana is unable to meet its contractual obligations under this arrangement, the Company will be liable for any losses and loss adjustment expenses under this arrangement which could result in a material adverse effect on the Company's business, financial condition, or results of operations.

Virginia Surety Underwriting Management Agreement

        In September 1995, the Company entered into an Underwriting Management Agreement ("UMA") for workers' compensation insurance with Virginia Surety Company, Inc. ("Virginia Surety"). Under this arrangement, the Company acted as an agent for Virginia Surety and was authorized to accept or bind business subject to the amounts and territorial limits stipulated in the agreement. Effective September 1, 1996, the Company renewed the UMA and extended it until December 31, 1997. For the year ended December 31, 1997, the Company reported written premiums of approximately $11 million under this fronting agreement.
The Company did not renew the arrangement beyond December 31, 1997.

Sales and Marketing

        The Company's workers' compensation products and services are sold by independent insurance agencies. As of December 31, 1997, the Company had appointed approximately 800 agencies in 4 states to sell its products, of which approximately 400 were in Florida. These independent agencies are viewed by the Company as important to its success.


        The Company's top ten agencies accounted for approximately 17% of the Company's direct in force premium at December 31, 1997, with the top independent insurance agency accounting for approximately 4% as of such date.


        Failure of these independent insurance agencies to market the Company's products and services successfully could have a material adverse effect on the Company's business, financial condition, or results of operations.

Customers

        The Company insured over 22,000 policyholders as of December 31, 1997. Approximately 40% and 83% of the premiums scheduled to expire in 1997 and 1996, respectively, were renewed by the Company's customers.

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

Employees

        The Company had approximately 580 full-time employees at December 31, 1997. Of the Company's employees, approximately 434 provided services to the Company's customers and 146 worked in the Company's administrative and financial functions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its employee relations and staffing are satisfactory to meet current operating levels.

Reinsurance


        Through various reinsurance agreements, the Company shares the risks and benefits of the workers' compensation insurance that it writes with other insurance and reinsurance companies. The Company has in effect specific excess of loss policies under which it pays its reinsurer a percentage of gross premiums earned and the reinsurer agrees to assume all risks relating to claims over $500,000 on a per occurrence basis (for occurrences prior to January 1, 1996, the retention was $350,000 per occurrence). The specific excess of loss policies contain a corridor deductible of $1,250,000 for claims in the $500,000 excess of $500,000 corridor. The Company had a similar contract during 1996 with a corridor deductible of $1,000,000. Continental Casualty Co. provided this excess of loss program for 1997, 1996 and 1995. Continental Casualty Co. is rated A (Excellent) by A.M. Best Company, Inc. ("A.M. Best").


        The Company maintains a Quota Share Reinsurance agreement for the workers' compensation insurance it underwrites in Florida with AmRe (the "AmRe Quota Share agreement"), under which the Company cedes to AmRe 50% of the direct workers' compensation premium written and losses incurred in Florida on and after January 1, 1995. AmRe pays a ceding commission to the Company based on the Company's Florida workers' compensation loss ratio, subject to certain adjustments and limits. AmRe is rated A++ (Superior) by A.M. Best.

        In June 1997, the Company entered into an interim reinsurance agreement and cut-through endorsement with Zenith (rated A+ (Superior) by A.M. Best) which provides first-dollar reinsurance coverage for Florida policyholders in the event the Company becomes insolvent and unable to pay claims for all new, renewal and in force policies in effect on or after June 18, 1997. See "Business
- Asset Purchase Agreement With Zenith."

        Effective October 1, 1996, the Company entered into a Quota Share Reinsurance agreement (the "Chartwell Quota Share Reinsurance Agreement") for the workers' compensation insurance it underwrites in RISCORP National Insurance Company ("RNIC") in states other than Florida with three reinsurers: Chartwell Reinsurance Company (rated A by A.M. Best), Trenwick America Reinsurance
Corporation (rated A+ by A.M. Best) and Swiss Reinsurance America Corporation (rated A by A.M. Best). The Chartwell Quota Share Reinsurance agreement provides for the Company to cede to the reinsurers 65% of its direct workers' compensation premiums written and losses incurred on and after October 1, 1996. The reinsurers pay the Company a ceding commission based on RNIC's loss ratio, subject to certain adjustments and limits. The Chartwell Quota Share Reinsurance Agreement was amended effective January 1, 1997 to reduce the ceded percentage to 60%. On January 1, 1998, the Chartwell Quota Share Reinsurance Agreement was terminated; however, the reinsurer continues to be responsible for their portion of all losses incurred on policies effective before the termination date.

        These Quota Share Reinsurance agreements allow the company to write, within regulatory guidelines, a larger number of policies than it could otherwise. In the event the AmRe Quota Share Reinsurance agreements are terminated for any reason, the Company could be required to increase its capital substantially or reduce its level of workers' compensation premiums, unless it is able to establish another Quota Share Reinsurance arrangement. This could result in material adverse consequences to the Company's business and growth prospects. There is no assurance that Quota Share Reinsurance will continue to be available to the Company for its workers' compensation business.

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

        The Company's group health and property and casualty insurance business is reinsured with reinsurers rated by A.M. Best as A- or better. The Company retains a maximum amount of $150,000 per person per year for the group health and $250,000 per occurrence and per risk for the commercial casualty and commercial property. In June 1997, the Company made a strategic decision to exit these lines of business. The Company does not expect this decision will have a material adverse effect on the Company's business, financial condition or results of operation.

A.M. Best Ratings of Insurance Subsidiaries

        The limited operating history, pending litigation and other factors have affected the ability of the Company's insurance subsidiaries to obtain favorable A.M. Best and comparable ratings. A.M. Best ratings are based on, among other things, a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entity's officers. A.M. Best ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. In assigning ratings, companies may fall within one of three A.M. Best rating groupings: Best's Ratings, Best's Financial Performance Ratings or Not Rated.

        A.M. Best ratings include: Secure, which consists of A++ and A+ (Superior), A and A- (Excellent) and B++ and B+ (Very Good); Vulnerable, which consists of B and B- (Fair), C++ and C+ (Marginal), C and C- (Weak) and D
(Poor); E (Under Regulatory Supervision); F (In Liquidation) and S (Rating Suspended).

        In May 1997, RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company ("RPC") were assigned a Best's Rating of C (Weak). This rating is under review with negative implications pending resolution of certain substantial uncertainties, including various legal issues, any material Form 10-K disclosures, and potential regulatory actions emanating from the ongoing state examinations. The Company believes this rating may have a material adverse effect on the Company's business, financial condition or results of operations. See "Legal Proceedings" and "Business - Regulation."

        Companies not assigned either Best's Ratings or Best's Financial Performance Ratings opinions are assigned to one of several Not Rated (NR) Categories. The NR category identifies the primary reason a rating opinion was not assigned.


        RNIC (formerly Atlas Insurance Company) had its B+ rating removed and was given an A.M. Best's "Not Rated" classification of NR-2 (Less than Minimum Size and/or Operating Experience) following the Company's purchase of Atlas Insurance Company in March 1996 and the discontinuance of its prior business. RNIC was effectively treated as a start-up operation for A.M. Best rating purposes.


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

        The Company may from time to time need additional surplus to meet certain state regulatory requirements. There can be no assurance that capital will continue to be available when needed or, if available, will be on terms acceptable to the Company.

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

        The Alabama, Florida and South Carolina Departments of Insurance (the "ADOI", "FDOI" and "SDOI", respectively) have imposed constraints on the Company's writings in their respective states. The ADOI has placed a $30 million limit on in force premium for RNIC and RPC and the FDOI and SDOI have imposed a moratorium on new business writings for RNIC. The Company does not believe these constraints will have a material adverse effect on the Company's business, financial condition or results of operations.

Financial and Investment Restrictions

        Insurance company operations are subject to financial restrictions that are not imposed on other businesses. State laws require insurance companies to maintain minimum capital and surplus levels and place limits on the amount of insurance premiums a company may write based on the amount of the company's surplus. These limitations restrict the rate at which the Company's insurance company operations can grow. The Company's 1997 statutory filings indicate that, as of December 31, 1997, its insurance subsidiaries met applicable state minimum capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose financial and operating restrictions on an insurance company including: 1) transfer or disposition of assets; 2) withdrawal of funds from bank accounts; 3)

extension of credit or making loans; and 4) investment of funds.

        During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI has not yet issued a report; however, based on the February 5, 1998 closing conference with the FDOI examiners, the resolution of the impact of the matters raised by the FDOI will not have a material impact on the December 31, 1996 statutory financial statements of RIC and RPC. However, because the FDOI has not released the final results of their examination, Management cannot determine the materiality of dollar amount of adjustments, if any, to the December 31, 1996 statutory financial statements resulting from the FDOI's 1996 examinations of RIC and RPC. Management believes that any adjustments arising out of the statutory examinations of RIC and RPC will have no material impact on the accompanying GAAP financial statements.

      On October 9, 1997, the Missouri Department of Insurance ("MDOI") completed an examination of the Company's books and records as of December 31, 1996. The MDOI issued a final report on the 1996 examination on January 12, 1998. The statutory capital and surplus as of December 31, 1996 determined by the examiners was $29,345,804 compared to $31,012,399 reported by RNIC in its 1996 statutory financial statements. The most significant examination adjustment was the non-admission of an accounts receivable balance relating to the loss portfolio transfer from OSAA in the amount of approximately $900,000. This balance was paid in full by OSAA. The remaining adjustments of approximately $800,000 pertain to items that were either collected or charged to expense during 1997. These examination adjustments relate to the statutory financial statements and have no impact on the GAAP financial statements.


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

Losses and Loss Adjustment Expenses

        The Company establishes its estimated liability for losses and loss adjustment expenses based on facts then known, estimates of future claims trends, experience with similar cases and historical Company and industry trends. These trends include reserving, loss payment and reporting patterns, claim closures and product mix.

        Like many states, the Florida legislature has restructured its workers' compensation laws several times over the years, with two significant law changes since the Company began operations. Each time the workers' compensation laws change, claims adjusters must segregate and manage claims according to applicable laws, a process which is time-consuming and requires special skills.

        The table below shows the development of losses and loss adjustment expenses for 1988 through 1997. The top line indicates the estimated reserves for unpaid losses and loss adjustment expenses as reported at the end of the stated year. Each calendar year-end reserve includes estimated unpaid liabilities for the current accident year and all prior accident years. The cumulative amount paid portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specific year. The section captioned "Liability Re-estimated as of" shows the original recorded reserve as adjusted at the end of each subsequent year to reflect cumulative amounts paid and all other facts and information discovered during each year. For example, an adjustment made in 1996 for 1992 loss reserves will be reflected in the re-estimated ultimate liability for each of the years 1992 through 1995. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest liability re-estimated amount.

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

                                                             As of December 31,

---------------------------------------------------------------------------------------------------------
                                                             (In thousands)
                        1988    1989     1990      1991      1992      1993      1994     1995     1996      1997
                        ----    ----     ----      ----      ----      ----      ----     ----     ----      ----
Loss and loss adjustment
  expenses, net         $  954 $11,273$ 36,323$ 68,674  $ 96,755  $152,406 $ 128,453   $92,820 $196,078 $199,156
Cumulative Amount Paid:
  One Year Later           355   8,927  19,335  32,241    47,572   122,603    95,229    55,875   74,639
  Two Years Later          902  14,922  34,010  55,794   116,193   164,840   127,395    77,823
  Three Years Later      1,185  19,675  44,551  91,441   134,193   172,699   141,803
  Four Years Later       1,595  22,587  59,651 100,307   137,782   177,603
  Five Years Later       1,665  26,943  62,775 102,468   140,671
  Six Years Later        1,801  27,870  63,620 103,936
  Seven Years Later      1,821  28,141  64,129
  Eight Years Later      1,662  28,563
  Nine Years Later       1,862

Liability Re-estimated as of:
  One Year Later         1,016  18,508  44,192  71,145   115,116   156,866   133,651    95,843  193,677
  Two Years Later        1,219  20,541  49,429  83,918   123,472   156,303   139,992    96,189
  Three Years Later      1,462  24,514  55,485  91,477   123,298   162,811   144,138
  Four Years Later       1,890  27,108  58,588  91,821   125,751   167,907
  Five Years Later       1,977  26,670  57,867  92,878   131,074
  Six Years Later        1,785  26,023  57,981  96,905
  Seven Years Later      1,734  26,067  59,986
  Eight Years Later      1,567  26,814
  Nine Years Later       1,763


Cumulative Redundancy
 (Deficiency)            (809) (15,541)(23,663)(28,231)  (34,319)  (15,501)  (15,685)   (3,369)    2,401



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

        The following table presents an analysis of losses and loss adjustment expenses and provides a reconciliation of beginning and ending reserves for the periods indicated. Favorable development for prior periods' loss and loss adjustment expenses in calendar year 1997 represents improved experience in the 1995 and 1996 accident years partially offset by deterioration in the 1990 through 1992 accident years.

                                                                                  Year Ended December 31,
                                                                           1997            1996            1995
                                                                                      (in thousands)
Gross reserves for losses and loss adjustment
    expenses, beginning of period                                         $458,239       $261,700          $12,668
Less  reinsurance recoverables                                             180,698        100,675            7,398
Less  SDTF recoverable                                                      49,505         51,836              671
Less prepaid managed care fees                                              31,958         16,369                -
                                                                       -----------     ----------    -------------
Net balance at January 1                                                   196,078         92,820            4,599
                                                                      ------------   ------------    -------------

Assumed during year from loss portfolio transfers and acquisitions               -         88,212          123,854
                                                                  ------------------    ---------      -----------


Incurred losses and loss adjustment expenses related to:
  Current year                                                             125,764        123,986           87,467
  Prior years                                                               (2,401)         3,023            5,198
                                                                       ------------   -----------       ----------
        Total incurred losses and loss adjustment expenses                 123,363        127,009           92,665
                                                                         ---------    -----------      -----------

Paid related to:
  Current year                                                              45,646         56,088           33,069
  Prior years                                                               74,639         55,875           95,229
                                                                        ----------     ----------      -----------
        Total paid                                                         120,285        111,963          128,298
                                                                         ---------      ---------     ------------
Net balance at December 31                                                 199,156        196,078           92,820


Plus reinsurance recoverables                                              184,251        180,698          100,675
Plus SDTF recoverables                                                      45,211         49,505           51,836
Plus prepaid managed care fees                                               8,420         31,958           16,369
                                                                         ---------    -----------        ---------

Gross reserves for losses and loss adjustment
  expenses at December 31                                                 $437,038       $458,239         $261,700
                                                                          ========       ========         ========

Item 2.          Properties


        The Company owns its headquarters building in Sarasota, Florida, which contains approximately 112,000 square feet of space, as well as an adjacent parking facility. The Company leases an aggregate of approximately 57,000 square feet of office space at 7 other locations in six states, including Florida, under terms expiring through June 2001. The Company incurred rent expense of $1.7 million for the year ended December 31, 1997. Additionally, the Company has continuing commitments through October 2000 of approximately $0.4 million in the aggregate related to four locations in which offices were closed during 1997.

Item 3.            Legal Proceedings

         Vero Cricket Litigation. On April 2, 1996, RISCORP, Inc., RIC, several officers, directors and employees were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). The suit claims the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties, and were negligent in RISCORP, Inc.'s acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The suit seeks compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claim to be former policyholders of CMIC and claim to represent others similarly situated. On December 5, 1997, counsel for the parties reached an agreement to recommend to their respective clients a settlement of the claims asserted in the Vero Cricket Litigation. Plaintiff's counsel confirmed that the terms of the settlement are acceptable to the named plaintiffs. The Company's Board of Directors has approved the terms of the settlement, and the final settlement documents are being reviewed by the parties and counsel. The settlement is contingent upon preliminary approval by the court as to the fairness of the settlement, certification of a settlement class, notice to the settlement class, opportunity of the settlement class members to object and withdraw, no termination by either party and final approval by the court. Pursuant to the terms of the settlement agreement and subject to the satisfaction of the contingencies discussed above, RIC will pay to the plaintiffs a settlement amount of $475,000. The Company estimates that approximately 75% of the settlement amount will be covered by insurance. Given the preliminary nature of this settlement and the various contingencies relating to its consummation, there can be no assurance that this litigation will ultimately be settled on this basis. The Company has recorded a provision of $475,000 for the payment of this settlement.


         Securities Litigation. Between November 20, 1996, and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida. (the "Securities Litigation"). In March 1997, the Court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its executive officers, one non-officer director and three of the underwriters for RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996, and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. Pursuant to court ordered mediation, counsel for the parties have engaged in discussions in an effort to resolve the Securities Litigation. On January 14, 1998, counsel for the Company, counsel for William D. Griffin and counsel for the plaintiffs reached an oral agreement on terms to recommend to their clients to settle this litigation. The proposed settlement is contingent upon the following: consummation of the transactions contemplated by the Purchase Agreement with Zenith, certification of a settlement class, payment by the Company to the settlement class, disclosure of certain documents, interviews of individuals to verify information relating to the settlement and a release against all defendants. Counsel to the parties are in the process of finalizing the initial settlement documents. The settlement will require preliminary approval by the court as to the fairness of the terms of the settlement. Notice to the settlement class and an opportunity to object to the terms of the settlement and to exclude themselves from the settlement class is also required. The settlement must receive final court approval after notice to the class and an opportunity to object or opt out is provided. Not all of the terms of the settlement have been finalized as of this date. Counsel to the parties have agreed to recommend to their respective clients a settlement amount of $21 million. The Company estimates that approximately $8 million of insurance proceeds will be available for contribution to the settlement amount as well as related costs and expenses. Given the preliminary nature of this settlement and the various contingencies relating to its consummation, there can be no assurance that this litigation will ultimately be settled on this basis. The Company has recorded a provision of $13 million net of estimated insurance proceeds for the payment of this settlement.

         Alabama Litigation. On July 17, 1997, Plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin, and several other former officers of the Company. The suit alleged violations of federal and state securities laws and breach of contract resulting from the purchase of Independent Association Administrators, Inc. ("IAA") by the Company in 1996. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2 million to plaintiffs, advanced $2.3 million to plaintiffs against an anticipated final distribution to shareholders and accelerated a distribution of 790,336 additional shares of Class A Common Stock to plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman dated as of September 17, 1996. The Company estimates that approximately $2 million of insurance proceeds will be available to offset the total settlement amount as well as related costs and expenses. As part of the settlement agreement, plaintiffs agreed to vote all of their shares of Class A Common Stock in favor of the Purchase Agreement and the transactions contemplated therein. Plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and thus these plaintiffs hold approximately 13% of the outstanding shares of Class A Common Stock. The Company recorded the settlement expense of $2 million for the settlement of this matter.

         OSAA Litigation. On August 20, 1997, RISCORP, Inc., RNIC, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the acquisition of the Occupational Safety Association of Alabama ("OSAA") in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation.

         Indictments of the Company and Certain Former Officers. On September 18, 1997, the U.S. Attorney's Office in Pensacola, Florida announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RISCORP Management Services, Inc. to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RISCORP Management Services, Inc. and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the U. S. Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. The Company has recorded a provision of $1 million for the payment of fines and other costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.


         Florida Insurance Industry Class Action. On March 13, 1998, RIC and RPC were named as defendants in a purported class action against the National Council on Compensation Insurance, Inc. and all insurers selling workers' compensation insurance in the State of Florida from 1985 to 1998. The suit claims the defendants violated the Sherman Antitrust Act, RICO, the Florida Antitrust Act and the common law in the collection of workers' compensation premiums for alleged residual market loads. The suit seeks compensatory and punitive damages and treble damages for the RICO counts. The named plaintiff, Bristol Hotel Asset Company, claims to be a purchaser of Florida workers' compensation insurance and claims to represent others similarly situated. The Company intends to vigorously defend this action; however, there can be no assurance it will prevail in the litigation.

         Employee Matters. In June 1997, the Company terminated a number of employees in connection with the workforce reduction. As a result of the workforce reduction, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.


        Other than as noted above, no provision had been made in the Company's financial statements for the above matters at December 31, 1997.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters



        Following the Company's initial public offering on February 29, 1996, the Company's Class A Common Stock ($.01 par value) was traded on the NASDAQ Stock Market's National Market under the symbol "RISC." There is no public market for the Company's Class B Common Stock. Due to the fact that required financial statements had not been filed with the Securities and Exchange Commission, the Company's Class A Common Stock was delisted on July 2, 1997. As of December 31, 1997, there were 287 record holders of Class A Common Stock. The following table sets forth the high and low closing sales prices for the Company's Class A Common Stock for each full quarterly period.


                                          Per Share Price of Common Stock
---------------------------------------------------------------------------------------------------------------------
                              1996                                                       1997
         --------- ------------- ----------- ------------          ------------ ------------ ----------- ------------
         1st       2nd Quarter   3rd         4th Quarter           1st Quarter  2nd Quarter  3rd         4th Quarter
         Quarter                  Quarter                                                     Quarter
-------- --------- ------------- ----------- ------------ -------- ------------ ------------ ----------- ------------

High      21 1/2    23 7/8        19 1/4       18 3/4                 4 3/8         3 3/4      1 1/8         1 1/2
Low       19        15            10 3/4        3 15/64               1 7/8         15/16        3/8           5/8



     No dividends have been declared or paid since the Company's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

Item 6.          Selected Financial Data

                                                                Year Ended December 31,
                                             1997            1996             1995             1994              1993
                                             ----            ----             ----             ----              ----
                                                    (in thousands, except for per share data)

Income Statement Data:
Revenues:

   Premiums earned                         $179,729       $173,557        $ 135,887          $ 1,513           $ 1,964
   Fee and other income                      20,369         31,733           22,397           56,712            40,948
   Net realized gains                         1,546            105            1,016                -                 -
   Net investment income                     16,447         12,194            6,708            1,677               873
                                         ----------    -----------      -----------        ---------         ---------
           Total revenues                   218,091        217,589          166,008           59,902            43,785
                                          ---------     ----------        ---------         --------           -------
Expenses:

   Losses and loss
     adjustment expenses                    104,052        114,093           82,532             (716)            3,571
   Unallocated loss
     adjustment expenses                     19,311         12,916           10,133            8,804             7,637
   Commissions, general and

     administrative expenses                 70,800         65,685           48,244           35,869            20,775
   Interest                                                  1,919            2,795            4,634             1,750     1,218
   Depreciation and amortization              7,423         11,500            1,683            1,330             1,116
                                        -----------     ----------      -----------      -----------       -----------

           Total expenses                   203,505        206,989          147,226           47,037            34,317
                                          ---------      ---------        ---------       ----------        ----------
Income before income taxes                   14,586         10,600           18,782           12,865             9,468
Income taxes (1)                              7,300          8,202            5,099            5,992             3,714
                                        -----------    -----------      -----------      -----------       -----------
           Net income                    $    7,286     $    2,398        $  13,683       $    6,873        $    5,754
                                         ==========     ==========        =========       ==========        ==========

Net income per share (4)                $      0.20    $      0.07      $      0.49      $      0.24       $      0.20
                                        ===========    ===========      ===========      ===========       ===========
Net income per share assuming dilution (4)$    0.20    $      0.07      $      0.45      $      0.23       $      0.20
                                          =========    ===========      ===========      ===========       ===========

Weighted average common

  shares outstanding                         36,892         34,648           28,100           28,100            28,069
                                          =========      =========        =========        =========         =========

Weighted average common
  shares and common share
  equivalents outstanding (2) (3)            37,116         36,406           30,093           30,093            28,554
                                          =========      =========        =========        =========         =========

                                                                          December 31,
                                           ---------------------------------------------------------------------------
                                             1997            1996             1995            1994               1993
                                             ----            ----             ----            ----               ----

Balance Sheet Data:
Cash and investments                      $ 253,634      $ 281,963          $92,713          $47,037           $30,157
Total assets                                749,650        828,442          443,242           93,908            54,551
Long-term debt                               15,609         16,303           46,417           27,840            17,015
Shareholders' equity                        163,533        157,308           16,157            3,895             1,996

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

(3) 1997 and 1996 amounts include 790,336 and 225,503 shares, respectively, of Class A Common Stock pursuant to the contingency clauses in the acquisition agreement with IAA. See notes 3 and 19 to the Company's consolidated financial statements.


(4)      The Company has adopted Statement of Financial Accounting Standards No.
         128, "Earnings Per Share". As required by that pronouncement, this figure has, for all years presented, been recalculated in accordance with its provisions.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Prior to 1996, the Company's core at-risk operations were entirely focused in Florida; however, during 1996, the Company completed several acquisitions including an insurance company that was licensed in 19 states, and loss portfolio transfers and assumption reinsurance transactions with several self insurance funds outside the state of Florida, all of which allowed the Company to diversify its at-risk operations outside the state of Florida. The diversification of at-risk premiums outside the state of Florida continued during 1997. A comparison of the Company's direct premiums written by state (prior to reinsurance cessions or assumptions) is presented below:

                                            Direct Premiums Written (a)
             (Dollars in millions)         1997          1996         1995

             -----------------------
             Florida                     $ 180.8       $ 270.8     $  284.8
             Alabama                        39.1          21.7            -
             North Carolina                 32.2          41.4            -
             Other                          28.4          22.8            -
                                            ----          ----      -------
             Total                       $ 280.5       $ 356.7      $ 284.8
                                         =======       =======      =======

             (a) Includes RIC, RPC and RNIC for 1997 and 1996, and RIC and RPC for 1995.

        Direct premiums written were reduced by specific reinsurance cessions (1997, 1996 and 1995), the 50 percent AmRe Quota Share Reinsurance Agreement for the Company's Florida workers' compensation business (1997, 1996 and 1995), and the 65 percent Chartwell Quota Share Reinsurance Agreement (effective October 1, 1996 for business written primarily outside the state of Florida), which decreased to 60 percent effective January 1, 1997.


        The majority of the Company's premiums have been written in Florida, a regulated pricing state where premiums for guaranteed cost products are based on state-approved rates. However, the Company also offers policies which are subject to premium reductions such as deductible plans, participating dividend plans, or loss sensitive plans. Pricing for these plans tends to be more competitively based, and the Company experienced increasing competition during 1997 and 1996 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new or renewal policies written on or after January 1, 1997. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified WCMCA. In addition, on October 9, 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written on or after January 1, 1998. The State of North Carolina approved a 13.7% decrease in loss costs effective April 1, 1997. The Company adopted the loss costs in October 1997 which resulted in an overall 8.4% effective rate reduction.

        The Company experienced increased pricing pressures during 1997 and expects that such pressures will continue into the foreseeable future. The Company intends to continue applying managed care techniques to differentiate itself from its competitors and to continue to reduce claims costs. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril and auto and focus on its core workers' compensation business. Net written premiums on these lines of business were less than $1.0 million during 1997 and were less than $0.5 million in 1996. In addition, in June 1997, the Company implemented a strategic plan to consolidate several of its field offices and announced its intention to close all field offices, except Charlotte and Birmingham, by the end of 1997, and to cease writing new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas. The estimated impact of the decision to discontinue writing business in these states was a reduction of approximately $16.0 million in direct premiums written.

         The Company attempts to lower claims costs by applying managed care techniques and programs to workers' compensation claims, particularly by providing prompt medical intervention, integrating claims management and customer service, directing care of injured employees through a managed care provider network, and availing itself of potential recoveries under subrogation and other programs. See "Business - The Company's Operating Philosophy," for further discussion.

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

        Florida operates the SDTF that reimburses insurance carriers, self-insurance funds and self-insured employers for excess workers' compensation benefits paid to employees when an employee is injured on the job and the injury to the worker merges with, aggravates, or accelerates a preexisting impairment. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF; however, the SDTF has not prefunded its claims liability and no reserves currently exist. As of September 30, 1996, the SDTF had an actuarially projected undiscounted liability of approximately $4.0 billion based on a study performed for the SDTF by independent actuarial consultants. In addition, the SDTF actuarial study indicated that, at the current assessment rates, the payment of the existing liability would take numerous years.

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

        Estimated recoveries from the SDTF were $45.2 million and $49.5 million at December 31, 1997 and 1996, respectively. The decrease in the estimated recoveries during 1997 resulted from $5.9 million of actual collections and a reduction in the estimated recoveries due to additional information regarding the impact of the legislative reform. Actual cash recoveries from the SDTF totaled $5.9 million, $2.5 million, and $0.9 million, respectively, for the years ended December 31, 1997, 1996 and 1995. For the year ended December 31, 1997, the effect of the change in the estimated SDTF recoveries on losses and loss adjustment expenses incurred was an increase of approximately $4.3 million. For the years ended December 31, 1996 and 1995, the effect of the changes in the estimated SDTF recoveries on losses and loss adjustment expenses incurred was a decrease of approximately $0.2 million and $5.8 million, respectively. SDTF assessments, which are based on net premiums written, were $8.0 million, $11.7 million and $12.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

        While it is not possible to predict the result of any other legislative or regulatory proposals affecting the SDTF, changes in the SDTF's operations or funding which decrease the availability of recoveries or increase assessments payable by the Company could have a material adverse effect on the Company's business, financial condition, or results of operations.

Results of Operations

        The following table shows direct, assumed, ceded, and net earned premiums for the years ended December 31, 1997, 1996 and 1995:

                                         Year Ended December 31,
                                    --------------------------------------
       (Dollars in millions)           1997         1996         1995

       -----------------------------
       Direct premiums earned          $ 328.2     $  326.9      $ 274.3
       Assumed premiums earned            18.8         11.7          0.7
       Premiums ceded to reinsurers     (167.3)      (165.0)      (139.1)
                                       --------    --------     --------
       Net premiums earned             $ 179.7     $  173.6     $  135.9
                                       =======     ========     ========

        The comments below should be read in conjunction with the Financial Statements in Part IV, Item 14.

        Direct earned premiums for the first six months of 1997 increased $31.1 million from the same period in 1996, while direct earned premiums for the last six months of 1997 decreased $29.8 million from the same period in 1996. The decrease in direct earned premiums for the last six months of 1997 of $29.8 million from the same period in 1996 was primarily due to the decrease in new and renewal premiums that the Company experienced in the second, third and fourth quarters of 1997 from the adverse publicity pertaining to the A.M. Best ratings of the Company's insurance subsidiaries (see "Business - A.M. Best Ratings of Insurance Subsidiaries"), the Company's inability to file its Form 10-K, 10-Q's and audited statutory financial statements in a timely manner and the delisting of the Company's stock by NASDAQ. In addition, the direct premiums earned for the first six months of 1997 were favorably impacted by the rapid growth that occurred in 1996 after the Company's initial public offering ("IPO") of stock in 1996. The $1.3 million net increase in the direct premiums earned for the year ended December 31, 1997 was primarily the result of the following factors:

              The infusion of  approximately  $68.9  million of capital into the
             Company's insurance subsidiaries from the IPO proceeds allowed the Company's insurance subsidiaries to increase their premium writing capacity and, as a result, to increase premiums during the last nine months of 1996 due to the expanded premium writing capabilities. Written premiums are earned pro rata over the policy period (usually 12 months), therefore, increased premiums written during the last nine months of 1996 will have a positive impact on earned premiums in 1996 and 1997.

              Written  premiums  increased  in the third and fourth  quarters of
             1996 and the first quarter of 1997 from the assumption reinsurance and loss portfolio agreements entered into by the Company's insurance subsidiaries during 1996 and from the other acquisitions made during 1996.

              Enhanced marketing initiatives implemented after the IPO to increase the number of policies and to write accounts with larger premiums.

              These increases were almost entirely offset by a decrease in new and renewal premiums in the second, third and fourth quarters of 1997 due to the adverse publicity discussed above.

      The net increase from 1995 to 1996 was primarily due to loss portfolio transfers and premium growth in states licensed through RNIC.

      The increase in assumed premiums earned from 1996 to 1997 is primarily the result of the Company recording $11.4 million of earned premiums in the fourth quarter of 1997 from the National Council on Compensation Insurance, Inc. ("NCCI") pool participation. The remaining 1997 assumed premiums of $7.1 million are primarily the result of a fronting agreement entered into in September 1995 with another insurer which enabled the Company's insurance subsidiaries to begin expansion into states where they were not licensed. The assumed premiums from the fronting agreement were approximately $7.1 million for the year ended December 31, 1997 compared to $11.7 million for the year ended December 31, 1996. The assumed premiums earned for the third and fourth quarter of 1997 were approximately $1.1 million. The decrease in assumed premiums from the fronting agreement of approximately $3.0 million per quarter for the third and fourth quarters of 1997 was due to a reduction in the premium writings under this agreement.

        For the years ended December 31, 1997, 1996 and 1995, the Company ceded approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996) with Chartwell. The increase in premiums ceded in 1997 and 1996 is directly related to the increase in direct premiums earned. As direct premiums earned decrease in the future, the ceded premiums will also decrease.


        Fee and other income for the years ended December 31, 1997, 1996 and 1995 was $20.4 million, $31.7 million and $22.4 million, respectively. The decrease of $11.3 million from 1996 to 1997 was primarily due to the loss of service fees from the conversion of the National Alliance for Risk Management ("NARM") self insurance funds of Virginia (which were previously managed by the Company) to at-risk business via a loss portfolio transfer and decreases in RISCORP West, Inc. ("RWI") service fees from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from CompSource, the fronting agreement discussed above, the new service agreement with Third Coast Insurance Company (a joint venture between the Company and another insurer) that began April 1, 1996 and growth in other existing fee products. The net increase of $9.3 million from 1995 to 1996 was primarily due to new fees generated from CompSource, the fronting agreement entered into in 1995, the new service agreement with Third Coast Insurance Company, growth in the Company's other existing fee products, offset by decreases in commissions on reinsurance premiums, loss of service fees when NARM and the Virginia funds (which were previously managed by the Company) were converted to at-risk business through loss portfolio transfers during 1996, and decreases in RWI service fees from the termination of RWI's Mississippi and Louisiana service contracts.


        Net investment income for the years ended December 31, 1997, 1996 and 1995 was $16.4 million, $12.2 million and $6.7 million, respectively. The $4.2 million increase from 1996 to 1997 and the $5.5 million increase from 1995 to 1996 was primarily due to the increase in the investment portfolio balance during 1997 and 1996 due primarily to (i) to the investment of proceeds from the IPO by RISCORP into its insurance subsidiaries, which, in turn, invested the proceeds in their individual investment portfolios, (ii) the growth in premium volume during 1997 and 1996 which generated positive cash flow which was used to purchase investments, and (iii) the positive cash flow generated from the proceeds received from the 1996 loss portfolio transfers and assumption reinsurance transactions which were also used to purchase investments.

        The loss ratio for the year ended  December 31, 1997,  1996 and 1995 was
57.9 percent, 65.7 percent and 60.7 percent, respectively. Losses and loss adjustment expenses for the years ended December 31, 1997, 1996 and 1995 were $104.0 million, $114.1 million and $82.5 million, respectively. The decrease in the loss ratio from 1996 to 1997 was due primarily to favorable development in Florida (6.5 percent) and North Carolina (1.0 percent), and unfavorable development in Alabama (1.0 percent) relating to the Company's 1996 and earlier accident years' loss and loss adjustment reserves. The favorable development in the Florida business was due primarily to the reduction in the loss and loss adjustment expense reserves resulting from an actuarial analysis completed in the fourth quarter of 1997 and the favorable development for the 1996 accident year resulting primarily from favorable development of post 1993 Florida accident years due to enhanced savings from the legislative changes that became effective in 1994. The net increase in the loss ratio from 1995 to 1996 was primarily attributable to higher loss ratios on the business written in new states licensed through RNIC and higher loss ratios on the business acquired through assumption reinsurance transactions than the loss ratios on the Company's core Florida business.

        The unallocated loss adjustment expense ratio for the years ended December 31, 1997, 1996 and 1995 was 10.7 percent, 7.4 percent and 7.5 percent, respectively. The net increase in unallocated loss adjustment expenses of $6.4 million from 1996 to 1997 was primarily due to the strengthening of these reserves in 1997 based on an actuarial analysis performed by the Company during 1997. The unallocated loss adjustment expense ratio for 1996 and 1995 were comparable. The net increase of $2.8 million from 1995 to 1996 in the unallocated loss adjustment expenses was attributable to the growth in premium volume.


        Commissions, general and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $70.8 million, $65.7 million and $48.2 million, respectively. The net increase of $5.1 million from 1996 to 1997 is primarily the result of a $6.3 million increase in the amortization of deferred acquisition costs; a $2.1 million increase in personnel expenses primarily related to severance payments incurred in connection with the June 1997 workforce reduction; a $5.9 million increase in accounting, auditing, consulting and legal expenses primarily resulting from the Company's inability to file its 1996 financial statements in a timely manner; a $2.8 million increase in postage, telephone and insurance expenses; a $13.0 million expense recognized in the fourth quarter of 1997 in connection with the proposed settlement of the securities class action lawsuit; an increase of $5.0 million relating to expenses associated with the NCCI pool participation; an increase in commissions paid to agents of $5.3 million; and a reduction in ceding commission income of $1.7 million. These expense increases were offset by reductions in marketing related travel expenses of $1.5 million, decreases in premium taxes of $8.5 million resulting from a decline in written premiums and a decline in bad debt expenses of $27.0 million. The net increase in expenses of $17.4 million from 1995 to 1996 was attributable primarily to significant increases in the Company's bad debts expenses and legal expenses combined with increased overall commissions, general and administrative expenses associated with higher premiums and personnel resulting from acquisitions and internal growth. The increases were offset by higher ceding commissions under the quota share reinsurance agreements, including $6.3 million of additional ceding commissions recognized under the AmRe quota share reinsurance agreement.

        Interest expense for the years ended December 31, 1997, 1996 and 1995 was $1.9 million, $2.8 million and $4.6 million, respectively. The decrease of $0.9 million from 1996 to 1997 and the decrease of $1.8 million from 1995 to 1996 was attributable primarily to the repayment of $28.6 million of bank borrowings in March 1996 with proceeds from the IPO.


        Depreciation and amortization expenses for the years ended December 31, 1997, 1996 and 1995 were $7.4 million, $11.5 million and $1.7 million, respectively. The decrease from 1996 to 1997 of $4.1 million was primarily the result of the impairment losses recognized in 1996 offset by a full year's amortization of goodwill recognized on the 1996 acquisitions. There were no impairment losses recognized in 1997. The increase of $9.8 million from 1995 to 1996 was primarily due to the $3.2 million and $2.8 million write-off of goodwill associated with RWI and IAA, respectively.


        The effective tax rates for the years ended December 31, 1997, 1996 and 1995 were 50.0 percent, 77.4 percent and 27.1 percent, respectively. The decrease in the effective tax rate from 1996 to 1997 was primarily the result of the decrease in the non-deductible amortization of goodwill and the reduction in state taxes in excess of the federal tax benefit. The increase in the effective tax rate from 1995 to 1996 was primarily the result of increases in the non-deductible amortization of goodwill resulting from the impairment losses recognized in 1996 and increases in state taxes in excess of the federal tax benefit.

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

        On June 17, 1997, the Company entered into an agreement with Zenith to purchase substantially all of the operating assets of the Company and its affiliates at a purchase price equal to the greater of: (i) the book value of the acquired assets less the book value of the assumed liabilities, or (ii) $35 million cash and assumption of $15 million of debt. The transaction is subject to shareholder and regulatory approval. See "Business - Asset Purchase Agreement with Zenith."


         Cash flow (used in) operations for the years ended December 31, 1997, 1996 and 1995 was ($22.9) million, $28.1 million and ($47.3) million, respectively. The decrease from 1996 to 1997 was due primarily to reductions in unearned premiums, and loss and loss adjustment expense reserves resulting from a decrease in direct premiums written of $76.2 million as well as increases in commissions, general and administrative expenses and unallocated loss adjustment expenses of $4.8 million and $6.4 million respectively. The increase from 1995 to 1996 was due primarily to the improved cash flows resulting from ceding of premiums under the AmRe Quota Share Reinsurance agreement and increases in reserves for losses and loss adjustment expenses.

         The Company has projected cash flows through June 1998 and believes it has sufficient liquidity and capital resources to support its operations.

        The Company has recorded $45.2 million in accrued net recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. For the years ended December 31, 1997, 1996 and 1995, the Company received net payments from the SDTF totaling $5.9 million, $2.5 million and $0.9 million, respectively.

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


        As of December 31, 1997 and 1996, the Company's insurance subsidiaries had combined statutory capital and surplus of $96.3 million and $90.6 million, respectively. The individual statutory capital and surplus of each of the Company's insurance subsidiaries at December 31, 1997 and 1996 exceeded the minimum statutory capital and surplus required by their state of domicile.


        The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1997, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Investment Portfolio


        The Company has established an investment policy that focuses upon safety of principal, compliance with regulations, liquidity and diversification. As of December 31, 1997, approximately 75% of the Company's investment portfolio was rated Aa or above by Moody's, and the portfolio contained no securities with a rating of less than Baa. The Company does not hold any common stocks in its portfolio. The average duration of the portfolio, was approximately 2.5 years at December 31, 1997. The amortized cost and fair value of the Company's investment portfolio, at December 31, 1997, was $220.4 million and $223.7 million, respectively.

        The following table summarizes the Company's investment portfolio at December 31, 1997 (in thousands):
                                                                    Tax
                                              Fair               Equivalent
        Type of Investment                   Value                 Yield*


Certificates of deposit                  $     1,470               6.10%
U. S. government & agency obligations         57,878               6.34%
Corporate obligations                         89,200               6.52%
Municipal obligations                         63,257               6.71%
Asset-backed securities                        9,966               6.43%
Mortgage-backed securities                    1 ,967               7.23%
                                         -----------              ------
                                            $223,738               6.53%
                                            ========               =====


* The tax equivalent yield was computed using a 35% tax rate, which represents the effective statutory tax rate for the Company


Item 8.           Financial Statements and Supplementary Data

         The  Company's   consolidated   financial  statements,   footnotes  and
supplementary schedules are set forth on pages F-1 to F-49 hereof.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting or financial disclosure for the two years ended December 31, 1997.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Set forth below is certain information as of December 31, 1997, concerning the Company's executive officers, continuing directors, and nominees for director.

Name                                                  Position(s)                        Age         Year First
                                                                                                  Became a Director
Frederick M. Dawson                 President and Chief Executive Officer                 57            1997
Steven J. Berling                   Senior Vice President                                 48
Gregory P. Kuzma                    Senior Vice President and Treasurer                   47
Richard K. Larson                   Executive Vice President - Marketing                  57
Richard T. Magsam                   Vice President, Controller and Chief Accounting       41
                                    Officer
Stephen C. Rece                     Senior Vice President and Chief Financial             54
                                    Officer
Walter E. Riehemann                 Senior Vice President, General Counsel &              31
                                    Secretary
Seddon Goode, Jr.                   Director                                              65            1996
George E. Greene III                Director                                              62            1995
Walter L. Revell                    Director                                              62            1995


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

Walter L. Revell was elected a director of the Company in November 1995. Mr. Revell has been Chairman and Chief Executive Officer of H. J. Ross Associates, Inc., a consulting engineering, architectural and planning firm, since 1991; Chairman and Chief Executive Officer of Revell Investments International, Inc. since 1984 and was President and Chief Executive Officer of Post, Buckley, Schuh & Jernigan, Inc., a consulting engineering, architectural and planning firm, from 1975 to 1983. Mr. Revell is also a director of St. Joe Corporation and Dycom Industries, Inc.

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

        Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no SEC Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during 1996, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements.

Item 11.          Executive Compensation

     The following table sets forth the compensation received by the Company's Chief Executive Officer and the four highest paid executive officers for services rendered to the Company in 1995, 1996 and 1997.

                           SUMMARY COMPENSATION TABLE*

                                                                                         Securities
                                                                                            Under-     All Other
Name and                                                 Annual Compensation               lying        Compen-
Principal Position                 Year         Salary      Bonus               Other      Options     sation (1)


Frederick M. Dawson                1997       $279,808     $  525,000              -     2,533,326     $8,334(2)
 President and Chief               1996              -              -              -             -             -
 Executive Officer                 1995              -              -              -             -             -

Steven J. Berling                  1997        223,750              -              -             -        555(3)
 Senior Vice President -           1996        208,333         52,083              -        20,000      3,831(3)
 Managed Care Services             1995        190,306         34,594              -        72,632      1,221(3)

Stephen C. Rece                    1997        155,438         20,000              -             -      1,966(4)
 Senior Vice President &           1996        144,167         21,625              -         7,500      9,502(4)
 Chief Financial Officer           1995        134,167         53,020              -           372     32,162(4)

Reed S. Killets                    1997        145,800         10,200              -             -      1,448(5)
 Senior Vice President-            1996        144,900         24,490              -        10,000     11,269(5)
 Human Resources                   1995        133,750         28,830              -           372      4,187(5)

Gregory P. Kuzma                   1997        153,566              -              -             -      1,152(6)
 Senior Vice President &           1996        124,400         12,440              -         7,500      5,614(6)
 Treasurer                         1995        119,167         12,157              -            75     27,608(6)

William D. Griffin                 1997       $375,000       $375,000     $30,000(7)             -   $11,345(10)
 Former Chief                      1996        751,416        907,241      18,907(8)             -    17,547(10)
 Executive Officer                 1995        720,000      5,609,583      46,571(9)             -    13,685(10)


*There were no restricted stock awards or LTIP payouts during the periods covered.

(1) Includes amounts deferred by the executive pursuant to the Company's 401(k) plan and the Company's cafeteria plan. (2) Includes $7,397 for temporary housing and $937 in group term life insurance premiums.
(3) Includes $3,274 in allocations to the participant's account in the Company's defined contribution plan in 1996, and $555, $557 and $487 for group term life insurance premiums in 1997, 1996 and 1995, respectively. Also includes $734 in annual fees for country club membership in 1995.
(4) Includes $3,827 and $27,767 in allocations to the participant's account in the Company's defined contribution plan in 1996 and 1995, respectively, and $546, $547 and $519 for group term life insurance premiums in 1997, 1996 and 1995, respectively. Also includes
        $1,420, $5,128 and $3,876 in annual fees for country club membership in 1997, 1996 and 1995, respectively.

(5) Includes $7,945 and $2,326 in allocations to the participant's account in the Company's defined contribution plan in 1996 and 1995, respectively, and $552, $552 and $244 for group term life insurance premiums in 1997, 1996 and 1995, respectively. Also includes $896, $2,772 and $1,617 in annual fees for country club membership in 1997, 1996 and 1995, respectively.
(6) Includes $3,488 and $25,530 in allocations to the participant's account in the Company's defined contribution plan in 1996 and 1995, respectively, and $260, $260 and $294 for group term life insurance premiums in 1997, 1996 and 1995, respectively. Also includes $892, $1,866 and $1,784 in annual fees for country club membership in 1997, 1996 and 1995, respectively.
(7)     Includes (i) a $30,000 automobile expense allowance.
(8) Includes (i) a $4,591 automobile usage allowance and (ii) a $14,316 aircraft usage allowance.
(9) Includes (i) a $13,936 automobile usage allowance and (ii) a $32,635 aircraft usage allowance.
(10) Includes (i) $9,771, $9,103 and $7,709 cash surrender value of life insurance policies in effect in 1997, 1996 and 1995, respectively and
        (ii) $1,142, $7,574 and $5,976 in annual fees for a country club membership in 1997, 1996 and 1995, respectively. Also includes $432 and $870 for group term life insurance premiums in 1997 and 1996 respectively.

Compensation of Directors

        Directors who are not employees of the Company are paid $40,000 annually plus $1,000 for each Board meeting attended, and $1,000 for each day of committee meetings attended if such meeting day occurs on a day other than that of a scheduled meeting of the Board of Directors. In addition, the Company reserved 10,000 shares of Common Stock for future issuance upon the exercise of stock options that may be granted to such non-employee directors. No options were granted in 1997 and all options previously granted under this plan were terminated in 1997. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

Stock Option Grants

        The following table shows information concerning options granted in 1997 to the officers shown in the Compensation Table at the end of 1997. All option grants to Mr. Dawson were fully vested on the date of grant except for the grant of 1,447,615 shares at $2.75 which vest over two years at the rate of 50% per year.

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
             Name                  Granted (#)         Year      Price ($/Sh)       Date          5% ($)        10% ($)
              (a)                      (b)             (c)            (d)            (e)            (f)           (g)
-------------------------------- ----------------- ------------- -------------- -------------- -------------- -------------

Frederick M. Dawson                     1,447,615           57%          $2.75     Earlier of    $         0      $709,331
                                          542,855           22%           5.00   May 19, 2007              0             0
                                          361,904           14%           7.50       or three              0             0
                                          180,952            7%          10.00    years after              0             0
                                                                                  termination
                                                                                of employment
Steven J. Berling                               0             0              0            N/A              0             0
Stephen C. Rece                                 0             0              0            N/A              0             0
Gregory P. Kuzma                                0             0              0            N/A              0             0
Reed S. Killets                                 0             0              0            N/A              0             0
William D. Griffin                              0             0              0            N/A              0             0

*No SARs have been granted.

Option Exercises and Year-End Option Values

        The following table shows information concerning options exercised during 1997 and options held by the officers shown in the Summary Compensation Table at the end of 1997.

                             Shares                      Number of Securities             Value of Unexercised
                          Acquired on                   Underlying Unexercised            In-the-Money Options
                                           Value      Options at Fiscal Year-End          at Fiscal Year-End (1)
                                                      --------------------------          ----------------------
Name                        Exercise     Realized    Exerciseable   Unexercisable     Exercisable     Unexercisable
----                        --------     --------    ------------   -------------     -----------     -------------

Frederick M. Dawson            -             -         1,085,711      1,447,615           $0                $0

Steven J. Berling              -             -             -              -                -                -

Stephen C. Rece                -             -             -              -                -                -

Gregory P. Kuzma               -             -             -              -                -                -

Reed S. Killets                -             -             -              -                -                -

William D. Griffin             -             -             -              -                -                -

(1)  Based on the closing market price on December 31, 1997 of $1.25 per share.

Stock Option Plan

        The Company's Stock Option Plan (the "Option Plan") provides for the grant of stock options to eligible employees and consultants of the Company. During 1997, all options granted under the Option Plan were terminated. The Company does not anticipate granting any future options under the Option Plan.

Compensation Arrangements upon Resignation, Retirement or Other Termination; Employment Agreements

        The Company has entered into an employment agreement with Mr. Dawson providing for an initial base salary of $450,000, escalating to $600,000 on May 31, 1998. This agreement has a term of two years and provided for a signing bonus of $150,000 and a deferred payment of $750,000, payable in two equal installments on December 31, 1997 and May 31, 1998. Mr. Dawson's employment agreement also provides for the grant of certain options. See "Directors and Officers of the Registrant - Stock Option Grants." Under the employment agreement, the Company may terminate Mr. Dawson at any time. If Mr. Dawson is terminated by the Company for other than Cause or if there is a change of control of the Company, Mr. Dawson is entitled to receive an immediate payment of all amounts remaining to be paid under the agreement.

        The Company has entered into employment agreements with Messrs. Berling, Rece, Kuzma and Killets, providing for base salaries of $225,000, $175,000, $150,000 and $145,000, respectively. These employment agreements have a term of one year (which automatically renew for successive one year periods unless terminated) and allow the employee to participate in the Company's employee benefit plans. Under the employment agreements, the Company may terminate the employee at any time. If the employee's employment is terminated by the Company for other than "Cause" (as defined in the employment agreements), or the employee voluntarily terminates his employment for "Good Reason" due to a material modification, without the employee's written consent, of his duties, compensation or scope of responsibilities, then the Company must pay the employee an amount equal to one year of the employee's base salary in effect on the effective date of termination, payable without interest in twelve equal monthly installments. During the twelve months, following the date the employee is terminated for other than Cause, the employee may not compete with the Company. If the Company terminates the Employee for other than "Cause" or the Employee voluntarily terminates his employment for Good Reason (a) within 2 years of a "Change of Control" (as defined in the employment agreements) or (b) within 120 days of a "Potential Change of Control" (as defined in the employment agreements), then the Company must pay the Employee an amount equal to three times the employee's base salary in effect on the effective date of termination, payable in a lump sum. In the event the employee is terminated after a change of control, the non-compete period is two years. If the employee voluntarily terminates his employment for other than Good Reason, or his employment terminates due to disability, or if the Company terminates the employee's employment for Cause, then the Company will pay the employee a lump sum payment equal to the portion of his base salary accrued through the date his employment terminates.


        In accordance with his employment agreement, in effect prior to the Company's initial public offering, Mr. Griffin's compensation included an annual base salary of $750,000, quarterly incentives of up to $750,000 per year based on premiums written and revenues earned, and an annual bonus to be determined in the discretion of the Board of Directors. This employment agreement will extend until the earlier of the fifth anniversary of a change of control of the Company or Mr. Griffin's 65th birthday. The employment agreement contains a covenant prohibiting competition in the workers' compensation insurance or services fields in the United States which continues for a period of two years after the termination of his employment with the Company. The employment agreement provides that if Mr. Griffin is terminated by the Company after a change of control of the Company, he will be entitled to receive within 14 days of his termination date, a lump sum termination payment equal to his total taxable compensation during the three most recent calendar years, plus an amount equal to his annual salary for the year in which termination occurs, subject to the parachute limitations set forth in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. In addition, the employment agreement provides for a separate registration rights agreement, which grants to Mr. Griffin certain rights related to shares of the Company's Class B Common Stock beneficially owned by him. Under the employment agreement, the Company has also granted Mr. Griffin the right to use certain intellectual property owned by the Company bearing the name Griffin or any derivation thereof and the griffin design owned by the Company. Mr. Griffin resigned all positions with the Company on September 18, 1997. Accordingly, he currently receives no compensation from the Company. The Company and Mr. Griffin have reserved their rights as to whether any severance is due to Mr. Griffin due to his recent resignation.

See "Legal Proceedings - Indictment of the Company and Certain Former Officers and Directors."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 1997 information as to the Company's Common Stock beneficially owned by: (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table,
(iii) all directors and executive officers of the Company as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

                  Amount and Nature of Beneficial Ownership (1)
                                                         Class A Common                       Class B Common
Name of Beneficial Owner                            Number            Percent            Number           Percent

William D. Griffin(2)                                     --             --            22,176,052            91.1%
L. Scott Merritt(3)                                       --             --             2,158,391             8.9%

Directors and Named Executive Officers:

Frederick Dawson (4)                               1,085,711              8.5%                 --            --
Steven J. Berling                                         --             --                    --            --
Stephen C. Rece                                           --             --                    --            --
Reed Killets                                              15              *                    --            --
Gregory P. Kuzma (5)                                      50              *                    --            --
Walter E. Riehemann                                       --             --                    --            --
Seddon Goode, Jr.                                         --             --                    --            --
George E. Greene II                                      200              *                    --            --
Walter L. Revell                                          --             --                    --            --

All directors and current executive  officers      1,085,976              8.5%                 --            --
as a group (9 persons)(6)

*Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission Rules, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(2) Mr. Griffin's business address is 1830 Osprey Avenue, Suite 100A, Sarasota, Florida 34239. Mr. Griffin's shares of Class B Common Stock are owned of record by RISCORP Group Holding Company L.P. (17,268,841 shares) and William D. Griffin Family Limited Partnership (4,907,211 shares). The general partners of such limited partnerships are Gryphus Company I ("GI") and Gryphus Company II ("GII"), respectively. Mr. Griffin is the president, a director and the controlling shareholder of GI and GII. The business address of GI and GII is Bank of America Plaza, Suite 1100, 300
      N. Fourth Street, Las Vegas, Nevada 89101. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Griffin would beneficially own 65.4% of the shares of Class A Common Stock. The information herein regarding the stock ownership of Mr. Griffin, GI and GII was obtained from a Schedule 13G filed by such persons with the Commission on February 20, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Griffin, GI and GII.
(3) Mr. Merritt's business address is 4711 Meadowview Circle, Sarasota, Florida 34233. Mr. Merritt resigned as a director and officer of the Company on May 20, 1997. Mr. Merritt has sole voting and investment power with respect to 2,158,391 shares of Class B Common Stock as trustee of certain irrevocable trusts created by Mr. Griffin for the benefit of his children. Mr. Griffin disclaims beneficial ownership of those shares. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Merritt would beneficially own 15.5% of the shares of Class A Common Stock. The information herein regarding the stock ownership of Mr. Merritt was obtained from a Schedule 13G filed by Mr. Merritt with the Commission on February 20, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Merritt.

(4) Mr. Dawson's shares include 1,085,711 shares subject to options that are currently exercisable. (5) Mr. Kuzma shares voting and investment power of these shares with his wife.
(6) Includes 1,085,711 shares subject to options held by all directors and executive officers that are exercisable within 60 days.


Item 13.           Certain Relationships and Related Transactions

        Parking. In 1994, Mr. Griffin began leasing parking facilities at approximately $24,000 per month to the Company at its Sarasota office. During 1997, the Company paid $98,400 under this lease.

        Reinsurance Commissions. Mango Excess Insurance Agency, Inc., a Florida corporation ("Mango"), a company owned and controlled by Mr. Griffin, acts as a reinsurance broker to the Company in obtaining reinsurance for the Company's insurance subsidiaries, and some of its self-insured clients. The commission payable to Mango and the other terms and conditions of this relationship did not exceed industry standards for such arrangements. The arrangement with Mango was terminated in 1997. In 1997, the Company paid Mango commissions of approximately $8,000.

        Services Provided to RHP. In 1996, the Company entered into a Bilateral Administrative Services Cost Sharing Agreement with RHP, a company owned and controlled by Mr. Griffin. This agreement is intended to ensure that costs shared by the two companies will be fairly allocated between them. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to RHP. RHP provides certain client services, medical provider management, credentialing and utilization management to the Company for its health indemnity products. In November 1997, RHP was sold to Oxford Health Plans and the Bilateral Administrative Services Cost Sharing Agreement was terminated. RHP is no longer owned by an affiliate of the Company. During 1997, the Company received a net amount of approximately $204,000 from RHP under this agreement.

        Services Provided to Gryphus Development Group ("GDG") Effective as of January 1, 1996, the Company entered into an Administrative Services Cost Sharing Agreement with GDG, a corporation owned and controlled by Mr. Griffin. This agreement is intended to ensure that costs incurred by the Company on behalf of GDG are reimbursed to the Company. The Company and its affiliates provide facilities, financial, legal, human resource, communications, information systems, marketing, claims, technical and other administrative and management support to GDG. GDG will reimburse the Company for the actual costs of providing the personnel services and other support. This agreement was terminated in 1997. During 1997, the Company received $86,363 from GDG under this agreement.

         License Arrangement Prior to the sale of RHP, RHP paid a fee of 0.5% of all RHP revenues to the Company for the right to use the RISCORP name and related trade designs and logos. During 1997, the Company received $33,946 as a license fee from RHP. This arrangement was discontinued in 1997 due to the sale by Mr. Griffin of RHP.


         Management Agreement. The Company entered into a Management Agreement (the "Management Agreement") as of February 18, 1998, with The Phoenix Management Company, Ltd. ("Phoenix") for the provision of various management services to the Company immediately following the consummation of the transactions contemplated by the Purchase Agreement with Zenith. Frederick M. Dawson, the Company's current president and chief executive officer, owns a majority interest in Phoenix, a Florida limited partnership, and will control its operations as president of the general partner. Walter E. Riehemann, the Company's current General Counsel, owns a minority interest in Phoenix and will serve as vice president and secretary of the general partner. While neither Mr. Dawson nor Mr. Riehemann will be employees of the Company following the consummation of the transactions contemplated by the Purchase Agreement with Zenith, the Management Agreement specifically provides that Mr. Dawson will hold the titles of president and chief executive officer and Mr. Riehemann will hold the titles of chief investment officer, treasurer and secretary. Pursuant to the terms of the Management Agreement, Phoenix will be paid $100,000 per month, plus expenses, and granted a restricted stock award for 1,725,000 shares of Class A Common Stock (subject to certain vesting provisions) in consideration for its management services. The Management Agreement will have an initial term of three years commencing immediately following the consummation of the transactions contemplated by the Purchase Agreement with Zenith, and the Company will have the right to extend the term for an additional year. The Company will pay Phoenix a retainer of $600,000 immediately following the consummation of the transactions contemplated by the Purchase Agreement with Zenith which will be applied by Phoenix against the fees payable by the Company during the final six months of the initial term. The restricted stock grant will vest monthly over the initial term of the Management Agreement, and Phoenix will be entitled to all rights applicable to holders of shares of Class A Common Stock with respect to all such shares from the date of grant including, without limitation, the right to receive any dividends or distributions payable on the restricted stock. Pursuant to the terms of the Management Agreement, the Company will pay Phoenix an amount which, on an after-tax basis, is sufficient to reimburse the partners of the Management Company for all taxes (exclusive of state taxes) incurred in connection with the Section 83(b) election expected to be filed with respect to such grant. It is currently anticipated that the amount of this payment will be approximately $1,300,000, payable in installments as the taxes are due. In the event the Management Agreement is terminated by the Company prior to the expiration of its initial term due to (i) the complete liquidation, dissolution and winding up of all of the business and affairs of the Company including, without limitation, the final distribution to all shareholders of the Company, or (ii) the final distribution to the holders of the Series A Common Stock of the Company, the vesting under the restricted stock grant will accelerate immediately prior to such event and the Company will make a lump sum payment to Phoenix equal to the unpaid balance of the amount it would have received in monthly management fees during the initial term of the Management Agreement.

         Pursuant to the terms of the Management Agreement, Phoenix will, among other things, provide the following services to the Company after the consummation of the transactions contemplated by the Purchase Agreement with
Zenith: (i) manage the day-to-day operations of the Company and its subsidiaries; (ii) manage the preparation, negotiation and defense of the Final Business Balance Sheet (as defined in the Purchase Agreement); (iii) provide assistance in the overall planning and coordination of the business of the Company; (iv) assist in the resolution of all claims and contingencies pending or subsequently asserted against the Company; (v) coordinate the finance, accounting and tax requirements of the Company with the specific duties to be delegated, at the expense of the Company, to competent professionals approved by the Board of Directors of the Company; (vi) prepare an investment policy plan for the Company and coordinate the investment transactions through one or more investment advisors; (vii) perform such other duties as may from time to time be requested by the Board of Directors of the Company not inconsistent with the terms of the Management Agreement. Based on Mr. Dawson's contributions to the Company to date, as well as his experience and knowledge of the Company and its unique circumstances, the Board of Directors has concluded that the terms of the Management Agreement are reasonable and in the best interests of the Company and the Shareholders.

         On May 19, 1997, subject to shareholder approval, the Company granted to Mr. Frederick M. Dawson non-qualified options to purchase 2,533,326 shares of the Company's Class A Common Stock. See "Executive Compensation - Stock Option Grants." Pursuant to the terms of the Management Agreement, immediately following the consummation of the transactions contemplated by the Purchase Agreement with Zenith and the receipt of the applicable cash payments under his employment agreement, the Company and Mr. Dawson will enter into a Termination Agreement evidencing the termination of each party's rights, duties and obligations under Mr. Dawson's employment agreement, including the termination of the stock option grants and Mr. Dawson's right to receive any of the shares thereunder. (Upon the consummation of the transactions contemplated by the Purchase Agreement with Zenith and after Mr. Riehemann receives termination benefits under his employment agreement, the Company and Mr. Riehemann also will enter into a Termination Agreement evidencing the termination of Mr.
Riehemann's employment agreement.)

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8 - K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

               Independent Auditors' Report...............................................................F-1
               Consolidated Balance Sheets at December 31, 1997 and 1996..................................F-3
               Consolidated Statements of Income for the Years Ended December 31, 1997,
               1996 and 1995..............................................................................F-5
               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
               December 31, 1997, 1996 and 1995...........................................................F-6
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
               1996 and 1995..............................................................................F-7
               Notes to Consolidated Financial Statements.................................................F-9

    2.   Financial Statement Schedules


                 I - Summary of investments - other than investments in related parties...................F-45
                II -Condensed financial information of registrant.........................................F-46
               IV - Reinsurance...........................................................................F-49
               VI - Supplemental information concerning property-casualty insurance operations............F-50


         All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

    3.   Exhibits

         Set forth in paragraph (c) below.

         (b)   Reports on Form 8-K


         The Company filed a Form 8-K on October 1, 1997 related to indictments of the Company and certain former officers and directors as described in Part 1, Item 3 of this Form 10-K.


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

           10.21 -Split Dollar Agreement, dated as of June 1, 1995, by and among RISCORP Management Services, Inc., William D. Griffin, and L. Scott Merritt, as trustee, for payment of premiums for split-dollar life insurance.* (Incorporated herein by reference to
                                      Exhibit 10.21 to RISCORP's Amendment No. 4
                                      to Form  S-1,  as of  February  28,  1996,
                                      Commissions File Number 33-99760)**
           10.22 -Split Dollar Agreement, dated as of July 1, 1994, by and among RISCORP Management Services, Inc., William D. Griffin, and L. Scott Merritt, as trustee for payment of premiums for split-dollar life insurance.* (Incorporated herein by reference to
                                      Exhibit 10.22 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)**

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

EXHIBIT #                DESCRIPTION
---------------                --------------------

            10.26 -Workers' Compensation Excess of Loss Reinsurance Agreement, dated September 29, 1995, by and among RISCORP Insurance Company, Inc., RISCORP Property and Casualty Insurance Company, Inc., and Continental Casualty Company, as reinsurers* (Incorporated herein by reference to Exhibit 10.26 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.27 -Aggregate Net Excess of Loss Reinsurance Agreement, dated December 6, 1993, by and between Governmental Risk Insurance Trust and RISCORP Property and Casualty Insurance Company, Inc., as reinsurers* (Incorporated herein by reference to Exhibit 10.27 to
                                     RISCORP's  Amendment  No. 4 to Form S-1, as
                                     of  February  28,  1996,  Commissions  File
                                     Number 33-99760)
            10.28 -Aggregate Excess of Loss Reinsurance Agreement, effective as of October 1, 1993, by and between RISCORP Property and Casualty Insurance Company, Inc. and Centre Reinsurance Company of New York, as reinsurers* (Incorporated herein by reference to Exhibit 10.28 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

            10.29                     -RISCORP, Inc. Stock Option Plan.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.29 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.30 -Form of RISCORP, Inc. Stock Option Agreement.* (Incorporated herein by reference to Exhibit 10.30 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.31 -Employment and Severance Agreement, dated as of January 1, 1995, by and between RISCORP Management Services, Inc. and William D. Griffin.* (Incorporated herein by reference to Exhibit 10.31 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
            10.32                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and James A- Malone.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.32 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.33 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services, Inc. and Edward Hammel.* (Incorporated herein by reference to
                                     Exhibit 10.33 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)**
            10.34 -Employment Agreement, dated as of October 10, 1995, by and between RISCORP Management Services, Inc. and Thomas Hall.* (Incorporated herein by reference to
                                     Exhibit 10.34 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)**
            10.35                 -Employment Agreement, dated as of October 10,
                                      1995, by and between RISCORP Management
                                      Services, Inc. and Fred Hunt.
                                      * (Incorporated herein by reference to
                                      Exhibit 10.35 to RISCORP's Amendment No. 4
                                      to Form S-1, as of February 28, 1996,
                                      Commissions File Number 33-99760)
            10.36 -Agreement, dated September 16, 1993, by and between RISCORP Insurance Company, Inc. and the Florida Chamber of Commerce, Inc.* (Incorporated herein by reference to
                                     Exhibit 10.36 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.37                    -$5,000,000  Letter  of  Credit  issued  by
                                     NationsBank,   N.A.  in  favor  of  Florida
                                     Chamber  of   Commerce,   Inc.,   currently
                                     outstanding  in the amount of  $3,000,000.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.37 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

EXHIBIT #                      DESCRIPTION
---------------                --------------------

            10.38 -Service Company Agreement, dated July 1, 1995, by and between Governmental Risk Insurance Trust and RISCORP Insurance Services. Inc.* (Incorporated herein by reference to Exhibit 10.38 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)
           10.39                 -Service Agent Contract of National Alliance
                                     for Risk Management Group Self Insurers'
                                     Fund, dated as of September 15, 1993, by
                                     and between the Trustees of National
                                     Alliance for Risk Management Group Self
                                     Insurers' Fund and RISCORP of North
                                     Carolina, Inc.*(Incorporated herein by
                                     reference to Exhibit 10.39 to RISCORP's
                                     Amendment No. 4 to Form S-1,
                                     as of February 28, 1996, Commissions File
                                     Number 33-99760)
            10.40 -Maintenance Service Agreement, dated May 1, 1995, by and between Custodial Engineers, Inc. and RISCORP Property and Casualty Insurance Company, Inc.* (Incorporated herein by reference to
                                     Exhibit 10.40 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.41               -Custodial Service Agreement, dated May 1, 1995,
                                     by and between Custodial Engineers, Inc.
                                     and RISCORP Property and Casualty Insurance
                                     Company, Inc. *(Incorporated herein by
                                     reference to Exhibit 10.41 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of
                                     February 28, 1996, Commissions
                                     File Number 33-99760)
            10.42 -Parking Lease Agreement, dated February 15, 1994, by and between RISCORP Management Services, Inc. and William D. Griffin.* (Incorporated herein by reference to
                                     Exhibit 10.42 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.43                -Lease Nos. GFS 1 186, GFS 1 187, GFS 1 188,
                                     Form of GFS 1 189, GFS 1 190, and
                                     GFS 1 191, each dated November 1, 1995, by
                                     and between Gryphus Financial Services,
                                     Inc. and the Company.*(Incorporated herein
                                     by reference to Exhibit 10.43 to RISCORP's
                                     Amendment No. 4 to Form S-1, as of
                                     February 28, 1996, Commissions File Number
                                     33-99760)
            10.44                -Management  Agreement of Millennium Health
                                     Services,  Limited, dated as of November 1,
                                     1994,  by and  between  RISCORP  Management
                                     Services,   Inc.  and   Millennium   Health
                                     Services, Limited.* (Incorporated herein by
                                     reference  to  Exhibit  10.44 to  RISCORP's
                                     Amendment No. 4 to Form S-1, as of February
                                     28, 1996, Commissions File Number 33-99760)
            10.45 -Management Subcontract for Millennium Health Services, Limited, dated as of November 1, 1994, by and between Millennium Health Services, Limited and RISCORP Management Services, Inc.* (Incorporated herein by reference to Exhibit 10.45 to
                                     RISCORP's  Amendment  No. 4 to Form S-1, as
                                     of  February  28,  1996,  Commissions  File
                                     Number 33-99760)
            10.46 -Management Agreement of Millennium Health Services of Sarasota, Limited, dated as of November 1, 1994, by and between Millennium Health Services, Limited and Millennium Health Services of Sarasota, Limited.* (Incorporated herein by reference to
                                     Exhibit 10.46 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.47                -Financial Advisor/Manager Contract, dated
                                     September 13, 1993, between Florida
                                     Interstate Insurance Co. and Merritt &
                                     Company.* (Incorporated herein by reference
                                     to Exhibit 10.47 to RISCORP's Amendment
                                     No. 4 to Form S-1, as of February 28, 1996,
                                     Commissions File Number 33-99760)
            10.48                -Form   of   Stock   Redemption   Agreement
                                     relating to the acquisition of the stock of
                                     CompSource,    Inc.   and   Insura,   Inc.*
                                     (Incorporated   herein  by   reference   to
                                     Exhibit 10.48 to RISCORP's  Amendment No. 4
                                     to  Form  S-1,  as of  February  28,  1996,
                                     Commissions File Number 33-99760)
            10.49                -Form  of  Aircraft  and  Related  Services
                                     Agreement   between   RISCORP    Management
                                     Services,   Inc.  and  GRYPHUS  Development
                                     Group dated January 1, 1996.* (Incorporated herein by reference to Exhibit 10.49 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commissions File Number 33-99760)

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

            10.80                    -Employment Agreement with Frederick M.
                                      Dawson dated May 19, 1997* (Incorporated herein by reference to Exhibit No. 10.2 to RISCORP's Form 8-K, dated May 22,
                                      1997). **

            10.81 Asset Purchase Agreement with Zenith Insurance Company dated June 17, 1997* (Incorporated herein by reference to Exhibit No. 2.1 to RISCORP's Form 8-K, dated July 2, 1997).

            10.82                    -Press Release dated September 18, 1997.*
                                      (Incorporated herein by reference to
                                       Exhibit No. 99 to RISCORP's Form 8-K,
                                       dated October 1, 1997)
            10.83                    -Management Agreement of RISCORP, Inc.,
                                      dated February 18, 1998, by and between
                                      RISCORP, Inc. and subsidiaries and The
                                      Phoenix Management Company, Ltd.

            11                     -Statement Re Computation of Per Share
                                    Earnings.
            21                     -List of Subsidiaries of the Registrant.
            27                     -Financial Data Schedule (for SEC use only).
            28.1                   -Information from Reports Furnished to State
                                    Insurance Regulatory Authorities.*
                                    (Incorporated herein by reference to
                                    Exhibit 28.1 1.1 to RISCORP's Amendment
                                    No. 4 to Form S-1, as of February 28, 1996,
                                    Commission File Number 33-99760)

* Previously filed.

**Management contract on executive compensation plan or arrangement.
+ Confidential treatment granted pursuant to Rule 406 of the Securities Act of 1933.



                                                                          EXHIBIT 11

                                                        STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                                                RISCORP, INC. AND SUBSIDIARIES
                                                              FOR THE YEARS ENDED DECEMBER 31, 1997


                                                                  1997          1996              1995
                                                                  ----          ----              ----

Net Income                                                   $7,286,000     $2,398,000      $13,683,000
                                                             ==========     ==========     ============

Average outstanding shares used for

  calculating basic earnings per share (1)                   36,891,864     34,647,986       28,100,234
Additional common shares issuable under

  employee stock options using the treasury stock

  method (2)                                                    223,808      1,757,602        1,992,266
                                                           ------------    -----------      -----------
Average outstanding shares used for

  calculating diluted earnings per share                     37,115,672     36,405,588       30,092,500
                                                             ==========     ==========       ==========
Net income per share                                        $      0.20    $      0.07       $     0.49
                                                            ===========    ===========        =========
Net income per share - assuming dilution                    $      0.20    $      0.07      $      0.45
                                                            ===========    ===========      ===========



(1) The 1997 and 1996 amounts include 790,336 and 225,503 shares, respectively, of Class A Common Stock pursuant to the contingency clause in the acquisition agreement with IAA.
(2) Based on the average quarterly market price of each period.

                              EXHIBIT 21

                    RISCORP, INC. AND SUBSIDIARIES
                    SUBSIDIARIES OF THE REGISTRANT
                            DECEMBER 31, 1997



Subsidiaries of the Registrant*                          State of Incorporation

RISCORP, Inc. (Registrant)                                      Florida
  RISCORP Acquisition, Inc.                                     Florida
           RISCORP West, Inc.                                   Oklahoma
  RISCORP of Florida, Inc.                                      Florida
           RISCORP Insurance Company                            Florida
           RISCORP Property & Casualty Insurance Company        Florida
           RISCORP National Insurance Company                   Missouri
           1390 Main Street Services, Inc.                      Florida
  RISCORP Services, Inc.                                        Florida
  RISCORP Management Services, Inc.                             Florida
           RISCORP Insurance Services, Inc.                     Florida
           RISCORP Managed Care Services, Inc.                  Florida
           RISCORP of Illinois, Inc.                            Florida
           CompSource, Inc.                                     North Carolina
         Independent Association of Administrators Incorporated Alabama
  RISCORP Real Estate Holdings, Inc.                            Florida
  RISCORP Staffing Solutions Holding, Inc.                      Florida
           RISCORP Staffing Solutions, I, Inc.                  Florida
           RISCORP Staffing Solutions II, Inc.                  Florida


*All subsidiaries below are owned,directly or indirectly, 100% by the Registrant

SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 27th day of March, 1998.

                               RISCORP, INC.

                      By:      /s/ Frederick M. Dawson
                               Frederick M. Dawson
                               President and Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                   TITLE                                       DATE


/s/ Frederick M. Dawson
Frederick M. Dawson                         President, Chief Executive          March 27, 1998
                                            Officer and Director
                                            (principal executive officer)

/s/ Stephen C. Rece
Stephen C. Rece                             Senior Vice President, and          March 27, 1998
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

/s/ Seddon Goode, Jr.
Seddon Goode, Jr.                           Director                            March 27, 1998



/s/ George E. Greene III
George E. Greene III                        Director                            March 27, 1998



/s/ Walter L. Revell                        Director                            March 27, 1998
Walter L. Revell




                          Independent Auditors' Report


To the Board of Directors and Shareholders
RISCORP, Inc.:

We have audited the consolidated financial statements of RISCORP, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

As discussed in Note 1(a) to the accompanying consolidated financial statements, during November 1996, the Company undertook a strategic initiative to evaluate alternatives to maximize shareholder value. The initiative has resulted in the pending sale and transfer of certain assets and non-contingent liabilities of the Company and its subsidiaries. As requested by the Florida Department of Insurance, cut-through endorsements and an interim reinsurance agreement have been executed in connection with the pending sale. The sale is subject to the approval of the shareholders of the Company. The Company's ability to operate at its present level of activity may be affected if the pending sale transaction is not completed. Further, as discussed in Note 19, the Company and its subsidiaries have been named as defendants in various lawsuits.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RISCORP, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements, taken as a whole, present fairly, in all material respects the information set forth therein.


/s/ KPMG Peat Marwick LLP

Fort Lauderdale, Florida
March 24, 1998


                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                          December 31,     December 31, 1996
                                                                                              1997
                                         ASSETS

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $142,876 in 1997 and $226,240 in 1996)                                             $    145,571       $     228,802
   Fixed maturities available for sale, at fair value (amortized cost $53,437
      in 1997)--restricted                                                                      53,820                  -
   Fixed maturities held to maturity, at amortized cost (fair value $24,347
      in 1997 and $22,892 in 1996)                                                             24,090              22,809
   Equity securities, at fair value (cost $3,880 in 1996)                                           -               4,045
      Total investments                                                                       223,481             255,656



Cash and cash equivalents                                                                      16,858              26,307
Cash and cash equivalents--restricted                                                          13,295                   -
Premiums receivable, net                                                                      100,183             122,078
Accounts receivable--other                                                                     16,720              11,676
Recoverable from Florida Special Disability Trust Fund, net                                    45,211              49,505
Reinsurance recoverables                                                                      184,251             180,698
Prepaid reinsurance premiums                                                                   29,982              49,788
Prepaid managed care fees                                                                       8,420              31,958
Accrued reinsurance commissions                                                                37,188              20,419
Deferred income taxes                                                                          22,120              22,551
Property and equipment, net                                                                    26,665              27,505
Goodwill                                                                                       15,286              22,648
Other assets                                                                                    9,990               7,653


Total assets                                                                             $    749,650       $     828,442








See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                 (in thousands, except share and per share data)


                                                                                          December 31,     December 31, 1996
                                                                                              1997
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Losses and loss adjustment expenses                                                    $   437,038        $    458,239
   Unearned premiums                                                                           56,324             102,562
   Notes payable of parent company                                                             15,000              15,000
   Notes payable of subsidiaries                                                                  609               1,303
   Accounts and notes payable--related party                                                        -               1,171
   Deposit balances payable                                                                     5,512               4,787
   Accrued expenses and other liabilities                                                      65,885              74,706
   Net assets in excess of cost of business acquired                                            5,749              11,266
                                                                                              586,117             669,034

Class A Common Stock subject to put options                                                         -               2,100

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued and outstanding:  11,855,917 in 1997 and 1996                                       120                 120
   Class B Common Stock, $.01 par value, 100,000,000 shares
       authorized; shares issued and outstanding:  24,334,443 in 1997 and 1996
                                                                                                  243                 243
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                       -                   -
   Additional paid-in capital                                                                 135,974             137,813
   Net unrealized gains on investments                                                          2,002               1,769
   Unearned compensation--stock options                                                             -                (546)
   Retained earnings                                                                           25,195              17,909
   Treasury stock--at cost, 112,582 shares                                                         (1)                  -
      Total shareholders' equity                                                              163,533             157,308

      Total liabilities and shareholders' equity                                         $    749,650       $     828,442







See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)


                                                                                     Year ended December 31,
                                                                       ----------------------------------------------------
                                                                            1997               1996              1995
                                                                       ---------------     --------------    --------------
Revenues:
    Premiums earned                                                      $   179,729         $   173,557     $     135,887
    Fee and other income                                                      20,369              31,733            22,397
    Net realized gains                                                         1,546                 105             1,016
    Net investment income                                                     16,447              12,194             6,708
        Total revenues                                                       218,091             217,589           166,008

Expenses:
    Losses and loss adjustment expenses                                      104,052             114,093            82,532
    Unallocated loss adjustment expenses                                      19,311              12,916            10,133
    Commissions, general and administrative expenses                          70,800              65,685            48,244
    Interest                                                                   1,919               2,795             4,634
    Depreciation and amortization                                              7,423              11,500             1,683
        Total expenses                                                       203,505             206,989           147,226

Income before income taxes                                                    14,586              10,600            18,782
Income taxes                                                                   7,300               8,202             5,099
        Net income                                                     $       7,286       $       2,398     $      13,683

Per share data:
    Net income per common share-basic                                  $       0.20        $       0.07      $        0.49

    Net income per common share-diluted                                $       0.20        $       0.07      $        0.45


Weighted average common shares outstanding                                36,891,864         34,647,986         28,100,234

Weighted average common shares and common share equivalents
    outstanding                                                           37,115,672         36,405,588         30,092,500







See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1995, 1996, and 1997
                                 (in thousands)


                                                                         Net
                                                                     Unrealized
                                     Class A    Class B  Additional    Gains                                          Total
                                     Common     Common     Paid-in  (Losses) on    Unearned    Retained  Treasury  Shareholders'
                                      Stock      Stock     Capital   Investments Compensation  Earnings    Stock     Equity
                                      -------     -----     -------     -------     ----------    ------    -----     ---------

Balance, January 1, 1995           $     -     $  281 $       349    $   (560)   $   (930)    $   4,755$       -  $     3,895

Net income                               -          -           -           -           -         13,683       -       13,683

Distributions                            -          -           -           -           -        (3,206)       -       (3,206)

Change in unearned compensation          -          -           -           -         715             -        -          715

Change in net unrealized gains
   on investments                        -          -           -       1,070           -             -        -        1,070
                                  --------   -------------------------------- ----------- -------------   ------------------------


Balance, December 31, 1995               -        281         349         510        (215)       15,232        -     16,157

Net income                               -          -           -           -           -         2,398        -      2,398

Distributions                            -          -           -           -           -           279        -        279

Issuance of common stock                72          -     125,789           -           -             -        -    125,861

Conversion of common stock              38        (38)          -           -           -             -        -          -

Stock options exercised                  2          -          63           -           -             -        -         65

Issuance of common stock for -
   acquisitions                          8          -      10,891           -           -             -        -     10,899

Change in unearned compensation          -          -         721           -        (331)            -        -        390

Change in net unrealized gains
   on investments                        -          -           -       1,259            -            -        -      1,259
                                 ---------  ------------------------------------------------------------  ------------------------


Balance, December 31, 1996             120        243     137,813       1,769        (546)       17,909        -    157,308

Net income                               -          -           -           -           -         7,286        -      7,286

Purchase of treasury stock               -          -           1           -           -             -       (1)         -

Change in unearned compensation          -          -      (1,840)          -         546             -        -     (1,294)

Change in net unrealized gains on
   investments                           -          -           -         233           -             -        -        233
                                 ----------------------------------------------  ------------  -------------- -------------

Balance, December 31, 1997           $ 120      $ 243   $ 135,974     $ 2,002    $      -      $ 25,195 $      (1)$ 163,533
                                     =====      =====   =========     =======    ========      =================== =========





See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                                                       Year ended December 31,
                                                                            -----------------------------------------------
                                                                                1997               1996            1995
                                                                            --------------     -------------    -----------
Cash flows from operating activities:
   Net income                                                                $    7,286       $     2,398     $   13,683
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               7,423            11,500          1,683
      Loss on disposal of property and equipment                                    291               294             22
      Net amortization (accretion) of discounts on investments                       14               174            (82)
      Net realized gain on sale of investments                                   (1,545)             (140)        (1,282)
      Change in:
         Premiums receivable, net                                                22,026           (24,275)       (23,744)
         Accounts receivable--other                                              (5,104)          (11,676)             -
         Recoverable from Florida State Disability
             Trust Fund, net                                                      4,295             2,331         (5,920)
         Reinsurance recoverables                                                (3,553)          (76,971)       (58,534)
         Prepaid reinsurance premiums                                            19,807           (27,908)       (21,880)
         Prepaid managed care fees                                               23,537           (15,589)       (15,068)
         Accrued reinsurance commissions                                        (16,770)          (12,870)        (7,549)
         Deferred income taxes                                                      431            (8,448)           106
         Other assets                                                            (3,249)           21,026          3,110
         Losses and loss adjustment expenses                                    (21,502)          106,484         51,827
         Unearned premiums                                                      (46,280)           30,891          7,315
         Accounts payable related party                                          (1,171)              171          1,000
         Accounts and notes receivable--related party                                 -            10,754            642
         Accrued expenses and other liabilities                                  (8,880)           19,909          7,420
                                                                           ------------      ------------   ------------
             Net cash (used in) provided by operating activities                (22,944)           28,055        (47,251)
                                                                            -----------      ------------    -----------

Cash flows from investing activities:
   Proceeds from:
      Sale of fixed maturities--available for sale                              110,299            88,900         60,303
      Maturities of fixed maturities--available for sale                         20,243             6,295         10,209
      Sale of equity securities                                                   4,109               732          1,162
      Maturities of fixed maturities--held to maturity                            1,885             4,400              -
      Maturities of equity securities                                               175                 -              -
      Sale of equipment                                                             158               532            564
   Purchase of:
      Maryland NARM Fund, net of cash acquired                                      134                 -              -
      Fixed maturities--available for sale                                     (100,499)         (191,153)       (23,543)
      Property and equipment                                                     (4,477)          (13,215)        (6,393)
      Fixed maturities--held to maturity                                         (1,237)           (2,452)             -
      Equity securities                                                            (637)           (3,952)          (341)
      RISCORP Insurance Company, net of cash acquired                                 -                 -          5,885
      IAA, net of cash acquired                                                       -               282              -
      RISC, net of cash acquired                                                      -              (538)             -



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                                                        Year ended December 31,
                                                                            ------------------------------------------------
                                                                                1997               1996            1995
                                                                            --------------     -------------    ------------
Cash flows from investing activities (continued):
   CompSource and Insura, net of cash acquired                                        -           (10,733)               -
   Purchase of:
      Atlas Insurance Company, net of cash acquired                                   -            (5,573)               -
      NARM, net of cash acquired                                                      -             2,717                -
      Virginia Funds, net of cash acquired                                            -             1,300                -
                                                                               --------      -----------------------------
         Net cash provided by (used in) investing activities                     30,153          (122,458)          47,846
                                                                               --------        ----------     ------------

Cash flows from financing activities:
   Increase (decrease) in deposit balances payable                                  725               968           (6,980)
   Decrease (increase) in unearned compensation                                     546              (331)             715
   Transfer of cash and cash equivalents to restricted balances                 (13,295)                -                -
   Purchase of common stock (treasury stock) subject to
      put options                                                                (2,100)                -                -
   Other, net                                                                    (1,840)           (1,325)               -
   Principal repayments of notes payable                                           (694)          (30,202)         (25,215)
   Proceeds from notes payable                                                        -                 -           43,692
   Shareholder distributions                                                          -               279           (3,206)
   Proceeds of initial offering of common stock                                       -           127,908                -
   Other, net                                                                    (1,840)           (1,325)               -
   Stock options exercised                                                            -                65                -
                                                                               --------   --------------- ------------------
      Net cash (used in) provided by financing activities                       (16,658)           97,362            9,006
                                                                               --------      -------------   --------------

Net (increase) decrease in cash and cash equivalents                             (9,449)            2,959            9,601
Cash and cash equivalents, beginning of period                                   26,307            23,348           13,747
                                                                               --------      ------------    -------------
Cash and cash equivalents, end of period                                    $    16,858       $    26,307     $     23,348
                                                                            ===========       ===========     ============

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                             $      1,928       $     3,689     $      3,966
                                                                           ============       ============   =============
      Income taxes                                                         $      6,566       $    15,127     $      4,969
                                                                           ============       ===========    =============











See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Background

      (a) Reorganization

          RISCORP, Inc. was formed on February 28, 1996 through the reorganization and consolidation of several affiliated companies (collectively, "RISCORP" or the "Company") which were under the common control of a majority shareholder, who, at that time, was the Chairman of the Board and Chief Executive Officer of RISCORP (see Note 21). The reorganization and consolidation qualified as a tax-free reorganization of commonly controlled entities and was accounted for in a manner similar to a "pooling of interests." Accordingly, the consolidated financial statements have been restated to include the results of each of the individual companies for all the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation and the accompanying consolidated financial statements reflect the above changes to the Company's capital structure for all periods presented.

          On November 9, 1996, at a Special Board of Directors' meeting of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period of November 1996 through June 1997 culminated in the June 17, 1997 agreement (as more fully described in Note
20) for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and non-contingent liabilities to another insurer for cash. The pending sale, which is anticipated to take place in early 1998, requires the filing of a proxy statement with the Securities and Exchange Commission ("SEC"), the approval of the transaction by RISCORP shareholders and approval by the Florida and Missouri Departments of Insurance ("FDOI" and "MDOI", respectively), amongst other conditions.

          In addition, the FDOI requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement ("Agreement") on all inforce business as of June 17, 1997 and all new and renewed business written after June 17, 1997. This Agreement only provides coverage for Florida workers' compensation policyholders and was approved by the FDOI. The ability of RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company
("RPC") to operate at their present level of insurance activity could be affected if the transaction discussed in Note 20 is not completed and RIC and RPC are unable to replace the reinsurance agreement. Management believes it could replace this reinsurance agreement under similar terms.

          RISCORP experienced difficulty in completing its 1996 financial statements in a timely manner. This resulted in RISCORP being delisted by the stock exchange (NASDAQ) on which its stock was traded on July 2, 1997 and in adverse publicity in the insurance marketplace. RISCORP filed its 1996 Form 10-K/A on October 28, 1997 and amended the 1996 Form 10-K/A on February 27, 1998 in response to comments received from the SEC in connection with the preparation of the Company's proxy statement which was mailed to shareholders on March 3, 1998. In addition, RISCORP has filed all of its 1997 Form 10-Q's with the SEC. RISCORP has not requested to be reinstated on the NASDAQ stock exchange.

                         RISCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (b) Initial Public Offering ("IPO") of Common Stock

          On February 29, 1996, the Company completed an IPO of common stock with the issuance of 10.935 million shares of Class A Common Stock. Of the shares offered, 7.2 million were sold by the Company and 3.735 million were sold by the majority shareholder of the Company. The following table reflects certain summary information regarding the IPO:
                                                  Underwriting
                          Number        Price     Discounts and      Net
   Shares Sold by        of Shares     to Public    Commissions    Proceeds
  ------------------  ------------    ---------- --------------  ---------------

   RISCORP                7,200,000      $19.00    $  8,892,000  $127,908,000
   Shareholder            3,735,000      $19.00       4,612,725    66,352,275
                        -----------              --------------  --------------
                        10,935,000                  $13,504,725  $194,260,275
                        ==========                  ===========  ============

          The net proceeds reflected above are before deducting other expenses of $2.0 million incurred in conjunction with the IPO.

          The Company used the proceeds from the IPO to repay outstanding debt, fund acquisitions, increase the capital and surplus of the Company's insurance subsidiaries and for general corporate purposes.
          The Company did not receive any proceeds from the sale of Class A Common Stock by the majority shareholder; however, a portion of the majority shareholders' proceeds was used to repay $9.8 million in outstanding indebtedness to the Company.

      (c) Business

          RISCORP, through its wholly-owned insurance subsidiaries, is primarily engaged in providing workers' compensation insurance under a managed care philosophy. RISCORP provides managed care workers' compensation products and services to clients throughout the Southeast and other select markets. In addition, RISCORP, through its wholly-owned non-insurance subsidiaries, provides reinsurance, risk management advisory services and insurance managerial services.


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

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

          The SDTF is financed through annual assessments imposed on workers' compensation insurers, which is based on a percentage of net workers'
compensation premiums written. The Company submits claims to the SDTF for recovery of applicable claims paid on behalf of the Company's insureds. The Company estimates such recoveries based on industry statistics applied to ultimate projected claims. The amounts reflected as SDTF recoveries in the accompanying Consolidated Balance Sheets are net of a valuation allowance of $0 and $8.9 million as of December 31, 1997 and 1996, respectively. The allowance is determined based upon the actuarially estimated recoverable amount compared to the estimated recovery actually expected from the SDTF by RISCORP on reported claims (see Note 6). At December 31, 1997, the actuarially estimated recoverable amount exceeded the amount of the estimated recoveries on reported claims to the SDTF.

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

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


and if lower than the original cost, the difference is an unrealized loss. The net unrealized gains or losses on equity securities, net of the related deferred income taxes, are reported as a separate component of shareholders' equity, along with the net unrealized gains or losses on fixed maturity securities available for sale.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis, as of the trade date. Impairment losses, if any, resulting from other than temporary declines in fair value are included in net investment income.

      (e) Losses and Loss Adjustment Expenses

          The liability for losses and loss adjustment expenses is based on an actuarial determination and represents management's best estimate of the ultimate cost of losses and loss adjustment expenses that are unpaid at year end including incurred but not reported claims. Although the liabilities are supported by actuarial projections and other data, such liabilities are ultimately based on management's reasoned expectations of future events. It is possible that the expectations associated with these accounts could change in the near future (i.e., within one year) and that the effect of these changes could be material to the financial statements. The liability for losses and loss adjustment expenses is continually reviewed and as adjustments become necessary, such adjustments are included in current operations.

          Management believes that the liability for losses and loss adjustment expenses at December 31, 1997 is adequate to cover the ultimate liability. However, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts in the accompanying financial statements.

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

      (g) Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Such temporary differences are

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


principally related to the deferral of policy acquisition costs, tax basis discount on reserves for unpaid losses and loss adjustment expenses, the deductibility of unearned premiums, the allowance for uncollectible premiums receivable and the amortization of goodwill. A valuation allowance is established to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

      (h) Policy Acquisition Costs

          The cost of acquiring and renewing business, principally commissions, premium taxes and other underwriting expenses, is deferred to the extent recoverable and amortized over the term of the related policies. Anticipated investment income is considered in the determination of recoverability. Unearned ceding commissions are reported as a reduction to deferred policy acquisition costs. For the years ended December 31, 1997, 1996 and 1995, policy acquisition costs deferred totaled $41.0 million, $31.8 million and $48.9 million, respectively. For the years ended December 31, 1997, 1996 and 1995, amortization of deferred policy acquisition costs totaled $49.2 million, $33.7 million and $46.9 million, respectively. Deferred policy acquisition costs are included in other assets in the accompanying Consolidated Balance Sheets. Policy acquisition costs are included in commissions, general and administrative expenses in the accompanying Consolidated Statements of Income.

      (i) Goodwill

          Costs in excess of net assets acquired, or goodwill, represents the unamortized excess of cost over underlying net assets of companies acquired. Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 15 years. Amortization expense, including impairment losses of $6.0 million in 1996, for the years ended December 31, 1997, 1996 and 1995 totaled $3.3 million, $7.9 million and $0.3, respectively. Accumulated amortization for the years ended December 31, 1997 and 1996 was $11.3 million and $8.0 million, respectively.

          The Company periodically reviews its assets subject to Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and when events or changes in circumstances indicate that the carrying amount of an asset may no longer be fully recoverable, the Company tests the recoverability of the asset primarily by estimating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, the Company recognizes an impairment loss. Measurement of an impairment loss is based on the carrying amount and estimated fair value of the asset.

          During 1996, using the criteria contained in SFAS 121, the Company recognized an impairment loss of $3.2 million and reduced goodwill that was recorded in 1995 in conjunction with the purchase of RISCORP West, formerly known as the Self Insurors Service Bureau, Inc. ("SISB"). The Company's impairment assessment was primarily based upon the closing of former SISB offices in certain states and the Company's current focus on at-risk business. The impairment loss was recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to the SISB purchase was $432,000 and $468,000 at December 31, 1997 and 1996, respectively.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          As more fully described in Note 3, the Company recorded an impairment loss of $2.8 million in connection with the acquisition of Independent Association Administrators, Inc. during 1996. The remaining unamortized goodwill relating to this acquisition was $7.9 million and $8.5 million at December 31, 1997 and 1996, respectively.

          Net assets acquired in excess of cost, or "negative" goodwill, is being amortized on a straight-line basis over 10 years. Income from amortization of negative goodwill totaled $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 1997, 1996 and 1995, respectively (see Note 3). Accumulated amortization as of December 31, 1997 and 1996 was $2.5 million and $1.7 million, respectively.

      (j) Property and Equipment

          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the related assets. Property and equipment recorded under capital lease arrangements are amortized over the shorter of the asset's useful life or the lease term.

          The Company capitalizes incremental internal and external costs directly related to internally developed software to meet the Company's needs. These software development projects represent major system enhancements or replacements of existing operating management information systems. Capitalization commences when management has committed to funding the software project and it is probable that upon completion the software will perform its intended function. Capitalized costs are recorded in property and equipment and amortized using the straight-line method over three years. For the years ended December 31, 1997, 1996 and 1995, the Company capitalized $1.3 million, $1.7 million and $0.3 million, respectively. Amortization expense of $0.3 million, $.04 million and $0 has been recorded for the years ended December 31, 1997, 1996 and 1995, respectively, for internally developed software costs.

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

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      (m) Bad Debt Allowance

          The bad debt allowance is based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date. Premiums receivable contained in the accompanying Consolidated Balance Sheets are shown net of this valuation allowance.

      (n) Earnings Per Share

          In February 1997, the Financial Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128"), which is effective for periods ending after December 15, 1997. SFAS 128 requires the presentation of two earnings per share ("EPS") calculations, basic EPS and diluted EPS, in the Consolidated Statements of Income and SFAS 128 requires restatement of all prior period EPS data that is presented in the accompanying financial statements. All previously reported earnings per share data for 1996 and 1995 have been restated to reflect the requirements of SFAS 128. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares for the dilutive effect of stock options, contingent shares and other common stock equivalents.

          The components of the weighted average shares used in the EPS calculations are as follows:

                                                  1997           1996            1995
       Average outstanding shares used for
           calculating basic EPS                 36,891,864     34,647,986     28,100,234
       Effect of stock options                      223,808      1,757,602      1,992,266
       Average outstanding shares used for
           calculating diluted EPS               37,115,672     36,405,588     30,092,500


      (o) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring compensation cost. However, as required by SFAS 123, the Company has disclosed pro forma net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 as if the provisions of SFAS 123 had been adopted (see Note 12).

                                           RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      (p) Year 2000

          In the fourth quarter of 1997, the Company developed a formal plan to convert its computer systems to be Year 2000 compliant. The Company's plan provides for all conversion efforts to be completed by the end of March 1999; however, the portion of the plan relating to the Company's policy issue and management system will be completed by October 1, 1998, the date of the first Year 2000 incident. The Year 2000 conversion is necessary primarily as the result of certain computer programs used by the Company being written using two digits rather than four digits to define the applicable year. The total cost of the Year 2000 project is estimated to be less than $1.0 million and all costs associated with these Year 2000 system changes will be expensed as the costs are incurred.

      (q) Concentrations of Risk

          Following is a description of significant risks facing the Company and its property and casualty insurance subsidiaries and how those risks are minimized:

               Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates can create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently recorded in the financial statements. The Company attempts to minimize this risk by reviewing legislative and other regulatory changes and adjusting rates whenever possible. All of the Company's premiums were derived from products offered to customers located in the United States. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment and other conditions that may occur from time. (See Notes 1(a), 6, 19 and 21)

               Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, the SDTF, agents and insureds who may owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by placing reinsurance with highly rated reinsurers and by actively monitoring collections of the SDTF recoverable and premiums receivable.

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

      (r)Restructuring Charges

          In June 1997, the Company implemented a workforce reduction and a consolidation of the Company's management team, field offices and products. The reduction in the work force resulted in the termination of 128 employees of the Company. The Company also announced in June 1997 its intention to

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.8 million in non-recurring expenses during the second quarter of 1997 in connection with the workforce reduction and consolidation of the field offices and products. These non-recurring expenses consisted primarily of severance expenses of $5.1 million and occupancy costs of $0.7 million of which $3.2 million and $0.4 million, respectively, were unpaid as of December 31, 1997. These expenses are included in commissions, underwriting and administrative expenses in the December 31, 1997 Consolidated Statements of Income.

      (s) Participating Insurance Policies

          The Company offers participating insurance policies in connection with custom plans, flexible retention plans and preferred account dividend plans. Dividends are approved quarterly by the Board of Directors and are based upon the actual loss experience of each of the policies. Participating policies represented approximately 15.8 percent, 16.5 percent and 10.1 percent of written premiums at December 31, 1997, 1996 and 1995, respectively. The Company paid dividends to participating policyholders of $8.5 million, $9.2 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

      (t) Determination of Fair Values of Financial Statements

          Management has identified the following financial instruments in the financial statements: cash and cash equivalents, fixed maturities and equity securities, receivables and other liabilities. Fair values of fixed maturities and equity securities are presented in Note 4. For the remaining instruments, management believes the carrying value approximate fair value due to the short maturity, terms and fluctuations in market conditions of those instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      (u) Accounting Changes

          The Company will adopt the reporting requirements of SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," for the year ended December 31, 1998. The adoption will have no effect on the Company's financial position or on its results of operations.

      (v)Reclassifications

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

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(3)   Acquisitions and Joint Venture

Acquisitions

      As more fully described below, the Company acquired RIC in 1995, RNIC in 1996, and two workers' compensation management services companies in 1996. Each of these transactions was accounted for under the purchase method of accounting under which the aggregate purchase price paid for the entity was allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is reflected as costs in excess of net assets acquired and is being accreted over periods ranging from 5 to 15 years. For acquisitions in which net assets acquired exceeded the purchase price, a liability for net assets acquired in excess of costs has been recorded and is being amortized over 10 years.

      Operating results of the acquired entities have been included in the consolidated financial statements from their date of acquisition. The following schedule summarizes certain pro forma results of operations for the years ended December 31, 1996 and 1995, as if the acquisitions took place at the beginning of the Company's fiscal year preceding the year of acquisition (in thousands, except per share amounts):

                                                1996        1995

                Total revenues                $275,410     $266,412
                Income before income taxes      18,503       23,070
                Net income                       6,860       16,407
                Earnings per share                0.19         0.55


Acquisition of RISCORP Insurance Company

      Effective January 1, 1995, RIC was acquired by RISCORP of Florida, Inc., a wholly-owned subsidiary of the Company. As a result of the acquisition, RIC's name was changed from Commerce Mutual Insurance Company ("CMIC"). Upon conversion, 1.5 million shares of $100 par value stock were authorized and 15,000 shares were issued and outstanding. RIC received $25.0 million as a capital contribution from the Company in the form of $12.0 million cash and the issuance of $13.0 million of surplus notes to the Company. In conjunction with the acquisition, RIC, subject to a Plan of Conversion and Recapitalization and with the approval of CMIC's policyholders and the FDOI, converted from an assessable mutual insurance company to a stock insurance company. RIC provides workers' compensation insurance in the State of Florida.

      In exchange for their ownership interest in RIC, former CMIC policyholders were relieved of all contingent liabilities for future policy assessments and the risk that recorded liabilities were insufficient to cover incurred losses. On the acquisition date, the estimated fair value of RIC's net assets in excess of the purchase price was $8.2 million, which was recorded as negative goodwill and is being amortized on a straight-line basis over 10 years.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Acquisition of CompSource

      In March 1996, the Company purchased all of the outstanding stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for $12.1 million in cash and 112,582 shares of the Company's Class A Common Stock valued at $2.1 million on the date of acquisition. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $12.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets. CompSource is a workers' compensation management services company offering its services in North Carolina. Pursuant to a stock redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have the Company repurchase the 112,582 shares at a purchase price of $18.653 per share on March 8, 1997, and the Company repurchased all 112,582 shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement.

Acquisition of Independent Association Administrators, Inc. ("IAA") and Risk Inspection Services and Consulting, Inc. ("RISC")

      In September 1996, the Company purchased all of the outstanding stock of IAA and RISC in exchange for $11.5 million, consisting primarily of 790,336 shares of the Company's Class A Common Stock valued at $10.9 million on the date of acquisition. IAA and RISC are workers' compensation management services companies offering services in Alabama. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $11.4 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

      During the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. Therefore, as of December 31, 1996, $2.8 million of goodwill was written off and is included as amortization expense in the accompanying Consolidated Statements of Income.

Acquisition of Atlas

      In March 1996, RISCORP of Florida, Inc., a wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding capital stock of Atlas
Insurance Company ("Atlas") for $5.0 million in cash. As a result of the acquisition, the name was changed from Atlas to RNIC. RNIC, which primarily provides workers' compensation insurance, is licensed to do business in 19 states and is authorized to operate on an excess and surplus lines basis in 5 additional states. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $2.6 million and was recorded as goodwill in the accompanying Consolidated Balance Sheets.

Assumption Reinsurance Transaction

      During 1996, RNIC also entered into several assumption reinsurance transactions that resulted in the acquisition of five self insurance funds that are discussed in Note 7(b).

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Joint Venture Arrangement

      In January 1996, the Company, through its wholly-owned subsidiary, RISCORP of Illinois, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. The Company and HCSC each hold 50 percent ownership in the joint venture known as Third Coast Holding Company ("Third Coast"). The Company contributed the use of its expertise, insurance systems and intellectual property. The Company's initial investment in Third Coast was valued at $10.0 million; however, the Company's cost basis in the contributed property was $0. Third Coast has experienced operating losses since its inception. As of December 31, 1997 and 1996, the Company's carrying of its investment in Third Coast was $0.


 (4)  Investments

      Investments (including restricted investments) included in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized    Estimated
                                                                              Gains           Losses     Fair Value

December 31, 1997:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   58,294        $     718       $      2       $   59,010
         U.S. government obligations                        38,065            1,193             10           39,248
         Corporate obligations                              88,102            1,119             22           89,199
         Mortgage backed securities                          1,932               36              -            1,968
         Asset backed securities                             9,920               49              3            9,966
                                                      ------------      -----------      ---------     ------------
               Total available for sale                    196,313            3,115             37          199,391
                                                          ----------      ---------       --------       ----------

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        18,434              204              9           18,629
         Municipal government obligations                    4,186               62              -            4,248
         Certificates of deposit                             1,470                -              -            1,470
                                                      ------------    -------------     ----------     ------------
               Total held to maturity                       24,090              266              9           24,347
                                                       -----------       ----------      ---------      -----------
   Total investments                                     $ 220,403         $  3,381        $    46        $ 223,738
                                                         =========         ========        =======        =========

   Available for sale:
      Unrestricted                                       $ 142,876         $  2,709         $   14        $ 145,571
      Restricted                                            53,437              406             23           53,820
                                                       -----------       ----------        -------      -----------
                                                         $ 196,313         $  3,115         $   37        $ 199,391
                                                         =========         ========         ======        =========


                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized    Estimated
                                                                              Gains           Losses      Fair Value

December 31, 1996:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   75,844         $    559         $   55       $   76,348
         U.S. government obligations                        49,144              983             47           50,080
         Corporate obligations                              86,726              734             94           87,366
         Mortgage backed securities                          2,588               25              1            2,612
         Asset backed securities                             5,501               57              2            5,556
         Redeemable preferred stocks                         6,437              408              5            6,840
                                                       -----------        ---------       --------     ------------
                                                           226,240            2,766            204          228,802
     Equity securities:
         Nonredeemable preferred stocks                      1,063               28              9            1,082
         Common stocks                                       2,817              205             59            2,963
                                                       -----------       ----------       --------     ------------
                                                             3,880              233             68            4,045
                                                       -----------       ----------       --------     ------------
               Total available for sale                    230,120            2,999            272          232,847
                                                         ---------        ---------        -------       ----------

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        16,355              144             62           16,437
         Municipal government obligations                    4,204                5              4            4,205
         Certificates of deposit                             2,250                -              -            2,250
                                                      ------------     ------------      ---------     ------------
               Total held to maturity                       22,809              149             66           22,892
                                                       -----------        ---------        -------      -----------
   Total investments                                     $ 252,929          $ 3,148          $ 338        $ 255,739
                                                         =========          =======          =====        =========

      The fair value of investments (including restricted investments) at December 31, 1997 and 1996 was determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities (including restricted investments) by contractual maturity, as of December 31, 1997, are as follows (in thousands):

                                                                 Available for Sale          Held to Maturity
                                                             Amortized      Estimated     Amortized   Estimated
                                                                Cost        Fair Value      Cost      Fair Value

      Due in one year or less                                $  20,197      $  20,262    $   4,298    $   4,310
      Due after one year through five years                    143,418        143,577       18,137       18,326
      Due after five years through ten years                    19,353         21,952        1,655        1,711
      Due after ten years                                        1,494          1,666            -            -
      Mortgage and asset backed securities                      11,851         11,934            -            -
                                                           -----------    ---------------------------------------
                                                             $ 196,313      $ 199,391     $ 24,090     $ 24,347
                                                             =========      =========     ========     ========

      Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


      During the years ended December 31, 1997, 1996 and 1995, proceeds from sales of fixed maturities available for sale totaled $94.3 million, $88.9 million and $60.3 million, respectively. Gross realized gains

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


and gross realized losses for the years ended December 31, 1997, 1996 and 1995 are summarized in the following table (in thousands) and are recorded in net investment income in the accompanying Consolidated Statements of Income:

                                       1997            1996           1995

         Gross realized gains        $  1,770          $ 178         $ 1,395
         Gross realized losses           (224)           (73)           (379)
                                     --------        -------       ---------
         Net realized gains          $  1,546          $ 105         $ 1,016
                                     ========          =====         =======

      The following information summarizes the components of net investment income for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                         1997           1996          1995

         Fixed maturities             $ 13,815        $ 10,444        $ 5,856
         Equity securities                 469             547            410
         Cash and cash equivalents       2,516           1,700            606
                                    ----------      ----------      ---------
                                        16,800          12,691          6,872
         Investment expenses              (353)           (497)          (164)
                                    ----------      ----------       --------
                                      $ 16,447        $ 12,194        $ 6,708
                                      ========        ========        =======

      While the Company has credit risk in the investment portfolio, no fixed maturity security had a Standard & Poor's rating of less than BBB at December 31, 1997. The carrying value of securities on deposit with various governmental agencies was $23.8 million and $18.6 million at December 31, 1997 and 1996, respectively, and is included in fixed maturities held to maturity in the accompanying Consolidated Balance Sheets. In addition, as more fully explained in Note 7, securities with a carrying value of $53.8 million at December 31, 1997 have been pledged or are held in trust in connection with certain reinsurance transactions.

      The Company's investments in excess of 10 percent of shareholders' equity at December 31, 1997 and 1996, aggregated by issuer and excluding investments issued or guaranteed by the United States, consisted of the following (in thousands):

                                              Carrying Value
                                       -------------------------------
                                         1997               1996
                                       -----------      --------------
             Fixed maturities:
                   State of Florida    $ 20,980            $ 23,472
                                       ========            ========


(5)   Liability for Losses and Loss Adjustment Expenses

      The Company establishes an estimated liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. The Company establishes its liability based on facts then known, estimates of future claims trends and other

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


factors, including the Company's experience with similar cases and historical Company and industry trends, such as reserving patterns, loss payment patterns, claim closure and reporting patterns, and product mix.

      Activity in the  liability  for losses and loss  adjustment  expenses  for the years ended  December 31, 1997,  1996 and 1995 is  summarized  as follows (in thousands):

                                                                                1997          1996          1995

Gross reserves for losses and loss adjustment expenses, beginning of period  $ 458,239     $ 261,700     $   12,668
Less reinsurance recoverables                                                  180,698       100,675          7,398
Less SDTF recoverables                                                          49,505        51,836            671
Less prepaid managed care fees                                                  31,958        16,369              -
                                                                            ----------   --------------------------
Net balance at January 1                                                       196,078        92,820          4,599
                                                                             ---------   -----------    -----------
Assumed during year from loss portfolio transfers and acquisitions                   -        88,212        123,854
                                                                       ---------------   -----------      ---------

Incurred losses and loss adjustment expenses related to:
  Current year                                                                 125,764       123,986         87,467
  Prior years                                                                   (2,401)        3,023          5,198
    Total incurred losses and loss adjustment expenses                         123,363       127,009         92,665
                                                                             ---------    ----------      ---------
Paid related to:
  Current year                                                                  45,646        56,088         33,069
  Prior years                                                                   74,639        55,875         95,229
   Total paid                                                                  120,285       111,963        128,298
Net balance at December 31                                                     199,156       196,078         92,820

Plus reinsurance recoverables                                                  184,251       180,698        100,675
Plus SDTF recoverables                                                          45,211        49,505         51,836
Plus prepaid managed care fees                                                   8,420        31,958         16,369
                                                                          ------------   -----------    -----------
Gross reserves for losses and loss adjustment expenses, at December 31       $ 437,038     $ 458,239      $ 261,700
                                                                             =========     =========      =========



      The Company recognizes recoveries from the SDTF and subrogation from third parties as a reduction of incurred losses. In determining the best estimate of the effect of these recoveries on the ultimate cost of all unpaid losses and loss adjustment expenses, the Company utilizes historical and industry statistics. The estimated amount of recoveries from the SDTF included as a reduction to the liability for losses and loss adjustment expenses was $45.2 million and $49.5 million at December 31, 1997 and 1996, respectively.


      The 1995 activity in the liability for losses and loss adjustment expenses reflects the acquisition of RIC on January 1, 1995. Adverse development in 1996 occurred due to deterioration in 1993 and prior accident years offset in part by improved experience for the 1995 accident year. The favorable development in 1997 is discussed in Note 21.


(6)   State of Florida Special Disability Trust Fund

      Florida operates the SDTF that reimburses insurance carriers, self-insurance funds and self-insured employers in Florida for certain workers' compensation benefits paid to injured employees. SDTF reimburses claim payments made to a claimant whose injury merges with, aggravates or accelerates a pre-existing permanent physical impairment. The SDTF is managed by the State of Florida and is funded

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. RISCORP's pro-rata amount of the SDTF assessment is based upon its written premiums compared to the total workers' compensation premiums written by all Florida insurers and self-insurance funds. Should a carrier stop writing business, it has no obligation for future assessments. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not prefunded its claims liability and no reserves currently exist. As of September 30, 1996, the SDTF had an actuarial projected undiscounted liability of $4.0 billion based on a study performed for the SDTF by independent actuarial consultants. In addition, the SDTF actuarial study indicated that, at the current assessment rates, the payment of the existing liability would take numerous years.

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


      For the years ended December 31, 1997, 1996 and 1995, SDTF cash recoveries were $5.9 million, $2.5 million and $0.9 million, respectively. SDTF assessments were $6.8 million, $11.7 million and $12.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.


      In December 1997, the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance for determining and measuring a liability for guaranty-fund and other insurance-related assessments, including second injury trust funds. Management is currently assessing the impact, if any, of this SOP on the future financial results of the Company's insurance subsidiaries.


(7)   Reinsurance

      (a) General

          The Company is involved in the cession of insurance to certain unaffiliated insurance and reinsurance companies under specific excess of loss and quota share reinsurance contracts. Amounts by

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


which certain financial statement balances have been reduced as a result of these reinsurance contracts as of and for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                     1997           1996          1995

   Premiums written                                $ 143,983     $ 192,528     $ 161,696
   Premiums earned                                   167,274       165,022       139,144
   Reserve for losses and loss adjustment expenses   183,150       180,698       100,675
   Unearned premiums                                  25,842        49,788        21,880

        Ceded losses and loss adjustment expenses were $73.9 million, $152.3 million and $78.7 million for the years ended December 31, 1997, 1996 and 1995, respectively, and are reflected as reductions in the related financial statement balances.

          Effective January 1, 1995, RIC and RPC entered into quota share reinsurance agreements with American Re-Insurance Company ("AmRe"), whereby RIC and RPC ceded 50 percent of new and renewal premiums written and losses incurred. These reinsurance agreements provide for the payment of a ceding commission at rates which vary from 27.5 percent to 60 percent based on the loss ratio of the business ceded, excluding unallocated loss adjustment expenses. The provisional ceding commission provided for in the reinsurance agreements was 33 percent. These reinsurance agreements will remain in force for an unlimited period of time, but may be terminated by either party at any December 31 after December 31, 1995. The Company and AmRe are parties to a senior subordinated note agreement in the principal amount of $15.0 million due 2002. Under the terms of the note agreement, the Company must maintain the quota share treaty or other comparable reinsurance agreements with AmRe for a minimum period of five years beginning January 1, 1995 (see Note 21). Ceding commissions earned under the AmRe reinsurance agreements were $50.0 million, $58.2 million and $48.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Company was contingently liable for return ceding commissions to AmRe of $9.3 million and $21.2 million, respectively.

          Effective September 1, 1996, RIC entered into a retrocessional reinsurance agreement with Chartwell Reinsurance Company, whereby Chartwell Reinsurance Company retrocedes to the Company 50 percent of workers'
compensation business written by RMS (an affiliate of the Company) as underwriting manager for Virginia Surety Company, Inc. ("Virginia Surety"). The reinsurance agreement provides for a profit commission in addition to the 30 percent ceding commission based on the loss ratio and other expenses incurred under the contract. The initial profit commission calculation will take place on September 1, 2000. This agreement terminated on December 31, 1997; however the Company continues to be responsible for its portion of the losses incurred on policies reinsured before the termination date.

          On April 18, 1997, the Company entered into a trust agreement with Chartwell Reinsurance Company whereby the Company agreed to maintain in trust for the benefit of Chartwell Reinsurance Company 102 percent of the Company's portion of the outstanding loss reserves and unearned premiums. As of December 31, 1997, the market value of the securities in the trust account was $8,645,981 and the required trust account balance, based on the outstanding loss reserves and unearned premium reserves, was $5,159,689. The balance in this trust account is generally adjusted on a monthly basis, one month in arrears.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          Effective January 1, 1996, RPC entered into a quota share reinsurance agreement with Allstate Insurance Company, Chartwell Reinsurance Company, Signet Star Reinsurance Company and San Francisco Reinsurance Company, whereby the Company ceded 90 percent of its inforce, new or renewal gross written premiums for commercial umbrella coverage for the period January 1, 1996 to December 31, 1996. The maximum limits under this agreement are $5.0 million per insured, per occurrence. The reinsurance agreement provides for the payment of a ceding commission of 30 percent of the ceded premiums. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at December 31, 1996 or any December 31 thereafter. During 1997, Allstate Insurance Company and San Francisco Reinsurance Company were replaced on this reinsurance agreement by Scor Reinsurance Company and Hartford Fire Insurance Company, respectively. All other terms and conditions of the reinsurance agreement were unchanged. This agreement was terminated at December 31, 1997; however, the reinsurer continues to be responsible for their portion of all losses incurred on policies effective before the termination date.

          Effective January 1, 1996, RPC entered into a quota share reinsurance agreement with Allstate Insurance Company, Chartwell Reinsurance Company, Signet Star Reinsurance Company, San Francisco Reinsurance Company and Great Lakes American Reinsurance Company, whereby the Company ceded 90 percent of its inforce, new or renewal gross written premiums for commercial property coverage for the period January 1, 1996 to December 31, 1996. The limits of coverage under this agreement are 90 percent of $2.5 million per risk, subject to an occurrence limitation of not less than $10.0 million nor greater than $15.0 million. The reinsurance agreement provides for the payment of a ceding commission of 30 percent of ceded premiums. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at December 31, 1996 or any December 31 thereafter. During 1997, Allstate Insurance Company and San Francisco Reinsurance Company were replaced on this reinsurance agreement by Scor Reinsurance Company and Hartford Fire Insurance Company, respectively. All other terms and conditions of the reinsurance agreement were unchanged. This agreement was terminated at December 31, 1997; however, the reinsurer continues to be responsible for their portion of all losses incurred on policies effective before the termination date.

          Effective January 1, 1996, RPC entered into a commercial casualty excess of loss reinsurance agreement with Allstate Insurance Company, Chartwell Reinsurance Company, Signet Star Reinsurance Company and San Francisco Reinsurance Company, whereby the Company ceded 100 percent of all losses incurred on business inforce, written or renewed during the term of this agreement, per occurrence, in excess of $250,000 to $1,000,000. The Company is required to pay 11.5 percent of earned premiums subject to a minimum premium of $483,000 under the agreement. This reinsurance agreement will remain in force for an unlimited period of time, but may be terminated by either party at December 31, 1996 or any December 31 thereafter. During 1997, Allstate Insurance Company and San Francisco Reinsurance Company were replaced on this reinsurance agreement by Scor Reinsurance Company and Hartford Fire Insurance Company, respectively. All other terms and conditions of the reinsurance agreement were unchanged. This agreement was terminated at December 31, 1997; however, the reinsurer continues to be responsible for their portion of all losses incurred on policies effective before the termination date.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      Effective September 1, 1995, RPC entered into a medical excess of loss reinsurance agreement with Cologne Life Reinsurance Company, whereby the Company ceded 100 percent of all losses incurred per insured, per agreement year, in excess of $150,000 up to $1.0 million. The Company pays $6.79 per certificate of insurance per month for this coverage. The agreement is continuous, but can be canceled by either party at September 1, 1996 or any September 1 thereafter.

          RIC, RNIC and RPC ceded losses in excess of $500,000 to Continental Casualty Company ("CNA") under an excess of loss reinsurance treaty effective January 1, 1997. This treaty contains a corridor deductible of $1,250,000 which is applicable in the aggregate to claims in the $500,000 excess of $500,000 corridor for the Company. RIC and RPC had a similar contract with CNA effective January 1, 1996 with a corridor deductible of $1,000,000. While the contract contains provisions for minimum and deposit premiums, the premiums for 1997 based on earned premiums exceeded the minimum premium provisions specified under the contract.

          RNIC has ceded losses in excess of $500,000 to CNA under three separate excess of loss reinsurance treaties. These treaties have effective dates of January 1, June 14, and September 1, 1996 and provide for the payment of premiums to CNA based on earned premiums. While the contracts contain provisions for minimum premiums, the premiums for 1996 exceed the minimum premium provisions specified under these contracts. Each of these treaties with CNA expired on January 1, 1997.

          In connection with the proposed sale to Zenith (as more fully described in Note 15), RIC and RPC entered into an interim reinsurance agreement and cut-through endorsement covering all inforce business as of June 17, 1997 and all new and renewal business written after June 17, 1997 on Florida workers' compensation policies. In connection with this agreement, Zenith required that 33 percent of the direct written premiums and 33 percent of the initial unearned premiums subject to this agreement be deposited into a trust account for the benefit of Zenith. In addition, the agreement requires the Company to pay a fee to Zenith of 1 percent of subject premiums.

          As of December 31, 1997, the market value of the securities in the trust account was $52,413,270 and the required trust account balance, based on the direct written premiums for the period June 18, 1997 through December 31, 1997 and the unearned premiums at June 17, 1997, was $51,567,757. The balance in the trust account is generally adjusted on a monthly basis, one month in arrears. In addition, the Company incurred fees to Zenith of $1.4 million during 1997 under this agreement.

          Effective October 1, 1996, RNIC entered into a quota share reinsurance agreement with Chartwell Reinsurance Company, Swiss Reinsurance America Corporation and Trenwick America Reinsurance Corporation (collectively the "Reinsurers"), whereby the Company ceded 65 percent of its net unearned premiums as of October 1, 1996 and 65 percent of net written workers' compensation and employers liability premiums, new or renewal, for the period October 1 to December 31, 1996. Effective January 1, 1997, RNIC reduced the ceded quota share amount to 60 percent. The reinsurance agreement provides for the payment of a ceding commission at rates which vary from 27 percent to 49 percent based on the loss ratio of the business ceded. The provisional ceding commission contained in the reinsurance agreement was

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


33 percent. This reinsurance agreement was terminated at December 31, 1997; however, the reinsurer continues to be responsible for their portion of all losses incurred on policies effective before the termination date.

          RNIC entered into an agreement with the Insurance Company of New York ("INSCORP") and Chartwell Reinsurance Company, effective January 1, 1997, to issue assumption of liability endorsements ("ALE") to certain policyholders of RNIC. This agreement expired on December 31, 1997 and was not renewed. In connection with this agreement, RNIC was required to provide INSCORP and Chartwell Reinsurance Company with letters of credit in amounts equal to 29.2 percent of the gross written premiums on all ALE policies plus $1,250,000. The agreement also required RNIC to pay a fee of .5 percent of gross premiums subject to a minimum fee of $50 and a maximum fee of $1,000 per ALE.

          As of December 31, 1997, based on the gross premiums subject to ALE's, RNIC provided letters of credit of $3,742,090 under this agreement. These letters of credit are secured by certificates of deposits and are included in the accompanying balance sheets under the caption "Cash and short-term investments--restricted." In addition, RNIC incurred fees of $38,797 during 1997 under this agreement.

          RNIC also maintains specific excess of loss coverage on the run off of the Atlas book of business with Allstate Insurance Company.

          The combined reinsurance recoverables and ceded unearned premiums (by reinsurer) in excess of three percent of shareholders' equity as of December 31, 1997 are detailed below (in thousands):

                                          Reinsurance           Ceded Unearned
                                         Recoverables              Premiums
   Reinsurer

   American Re-Insurance Company             $ 89,437             $ 20,995
   Continental Casualty Company                42,841                    -
   TIG Reinsurance Company                      9,286                    -
   Chartwell Reinsurance Company               22,198                2,350
   Swiss Reinsurance America Company           11,041                1,175
   Trenwick American Reinsurance Company       11,041                1,175

          The unaffiliated reinsurers of each of the Company's insurance subsidiaries are reinsurance companies with A.M. Best ratings of A- or higher. The Company actively monitors and evaluates the financial condition of its reinsurers. As a result, the Company does not believe it has any significant credit risk associated with unaffiliated reinsurance recoverables. To the extent that the reinsurers are unable to meet their contractual obligations, the Company is contingently liable for any losses and loss adjustment expenses ceded.

          At December 31, 1997 and 1996, reinsurance recoverables consisted of $184.3 million and $180.7 million of recoverables for unpaid losses and loss adjustment expenses. At December 31, 1997, $89.4 million of the reinsurance recoverable balance related to RIC's and RPC's quota share agreement with one

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


reinsurer. The remaining recoverable balance of $94.9 million reflected estimated recoveries from 17 unaffiliated reinsurers that provided quota share, specific and aggregate excess of loss coverage. The previous table includes all reinsurance recoverables in excess of three percent of shareholders' equity at December 31, 1997.

      (b)  Assumption Reinsurance Transactions

          During 1996, RNIC entered into loss portfolio transfer and assumption reinsurance agreements with National Alliance for Risk Management ("NARM"), a North Carolina self-insured workers' compensation fund; Occupational Safety Association of Alabama ("OSAA"), an Alabama self-insured workers' compensation fund; and three NARM self insurance funds in Virginia ("NARM - Virginia"). Under the terms of the agreements, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) and the outstanding unearned premiums as of the respective dates of transfer. RNIC issued assumption certificates to all affected policyholders.

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
                                                 ========               =======

          RISCORP received cash and marketable securities from the ceding companies of $93.5 million to fund the loss and unearned premium reserves assumed in connection with these transactions. In addition, OSAA transferred to RNIC $11.0 million in OSAA member deposits and cash of $11.0 million. RNIC refunded the deposits to the policyholders during 1997 upon completion of final premium audits for the 1996 policy year.


(8)   Managed Care Agreements

      The Company is party to arrangements with both Humana Medical Plans, Inc. ("Humana"), an unaffiliated health maintenance organization ("HMO"), and RISCORP Health Plans, Inc. ("RHP"), an affiliated HMO, whereby, upon policyholder election to participate, the Company's medical claim costs are fixed for the first three years of each claim. On May 1, 1996, the Company terminated its arrangement with RHP; however, injured individuals are covered for three years following any accident occurring during policy periods in effect prior to termination. The Humana arrangement, which commenced July 1, 1995, was renewed for one additional year at the anniversary date. Under the Humana arrangement, injured individuals are covered for three years following any accident occurring within the policy periods. On October 30, 1997, the Company entered into a loss portfolio transfer agreement with RHP to transfer the liability of RHP under the managed care agreement. The remaining liability under the managed care

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


agreement was determined by the Company's consulting actuarial firm to be $8.0 million and on November 4, 1997, RHP transferred $8.0 million to the Company in full satisfaction of RHP's liability under the managed care agreement. The fees paid to Humana and RHP are recognized as prepaid assets and losses and loss adjustment expenses in the Consolidated Balance Sheets. Included in losses and loss adjustment expenses were $6.1 million, $30.6 million and $19.0 million of such fees for the years ended December 31, 1997, 1996 and 1995, respectively.

      To the extent that Humana is unable to meet its contractual obligations under the agreements, the Company is liable for any unpaid losses and loss adjustment expenses. At December 31, 1997 and 1996, estimated unpaid losses and loss adjustment expenses to be covered by Humana were $4.8 million and $17.7 million, respectively.


(9)   Income Taxes

      The components of income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                          1997         1996         1995
          Current:
               Federal                  $ 6,197      $ 17,919      $ 4,042
               State                        798         2,280        1,037
                                      ---------    ----------     --------
                   Total current          6,995        20,199        5,079
                                       --------     ---------     --------
          Deferred:
               Federal                      305       (12,126)         219
               State                          -           129         (199)
                                      ---------   -----------    ---------
                Total deferred              305       (11,997)          20
                                      ---------     --------    ----------
                   Total income taxes   $ 7,300     $   8,202      $ 5,099
                                        =======     =========      =======

      The differences between taxes computed at the federal statutory rate and recorded income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                               1997         1996         1995

     Computed "expected" tax expense          $ 5,105      $ 3,710      $ 6,574
     State taxes in excess of federal benefit     519        1,336          545
     Non-taxable income                        (1,188)        (982)        (637)
     Goodwill and other amortization              801        2,437         (287)
     Valuation allowance                          412            -            -
     S corporation earnings                         -            -         (984)
     Fines and penalties                           64          543            -
     Amounts related to prior years                 -          980            -
     Other   1,587                                178         (112)
                                             --------      -------    ---------
        Income tax expense                    $ 7,300      $ 8,202      $ 5,099
                                              =======      =======      =======

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                                                    1997          1996
    Deferred tax assets:
      Unearned premium                                                           $   2,132      $   3,688
      Discount on reserve for losses and loss adjustment expenses                   14,160         13,149
      Accrued settlement costs                                                       4,550              -
      Accrued employee benefits                                                        575            709
      Bad debts                                                                      2,450          5,950
      Deferred acquisition costs                                                       422              -
      Other                                                                            811          1,507
                                                                               -----------     ----------
         Gross deferred tax assets                                                  25,100         25,003
                                                                                 ---------      ---------

    Deferred tax liabilities:
      Deferred acquisition costs                                                         -            156
      Unrealized gains on investments                                                1,077            952
      Depreciation                                                                     645            446
      Other                                                                            846            898
                                                                               -----------    -----------
         Gross deferred tax liabilities                                              2,568          2,452
                                                                                ----------     ----------
         Deferred tax assets before valuation allowance                             22,532         22,551
         Valuation allowance                                                          (412)             -
                                                                                ----------  -------------
         Net deferred tax asset                                                  $  22,120      $  22,551
                                                                                 =========      =========

      The Company estimated it could realize $22.1 million of its December 31, 1997 net deferred tax asset through the carryback of future tax losses to prior years or the generation of future taxable income, and it is more likely than not that the tax benefits of the deferred tax assets will be realized. Accordingly, a valuation allowance of $0.4 million relating to the December 31, 1997 deferred taxes has been established. No valuation allowance was necessary at December 31, 1996.


(10)  Notes Payable

      Notes payable consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                                       1997            1996
     Subordinated notes from quota share reinsurer,
         bearing interest at 12%; matures December 31, 2002.                         $ 15,000         $ 15,000

     Notepayable from acquisition of subsidiary,  with implicit interest rate of
         9.76% computed on the payment
         stream; matures November 9, 1998.                                                330              756

     Term loan, implicit interest rate of 12% computed on
         the payment stream; matures January 1, 1999.                                     279              470

     Notes payable on five automobiles, bearing interest
         at 7%; various maturities throughout 2000.                                         -               77
                                                                               --------------     ------------
                                                                                     $ 15,609         $ 16,303
                                                                                     ========         ========

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     Notes payable at December 31, 1997 are due as follows (in thousands):

             1998                      $      586
             1999                              23
             2000                               -
             2001                               -
             2002 and thereafter           15,000
                                        ---------

                                         $ 15,609

      The Company is in compliance with debt covenant requirements under the AmRe note agreement.


(11)  Shareholders' Equity

      The Company has 100 million shares of $.01 par value Class A Common Stock authorized and 11,855,917 issued and outstanding shares at December 31, 1997 and 1996, respectively. Class B Common Stock, par value $.01, consists of 100 million shares authorized and 24.3 million shares issued and outstanding at December 31, 1997 and 1996, respectively. Ten million shares of preferred stock are authorized, but no shares are issued or outstanding. The characteristics of the Class B Common Stock are identical to those of the Class A Common Stock, except that each holder of the Class B Common Stock is entitled to 10 votes for each share held. The Class B Common Stock may be converted into Class A Common Stock at any time at the election of the holders on a one-for-one basis.

      The Company's insurance subsidiaries are limited by statute in their ability to distribute unassigned surplus without approval of the Commissioner of Insurance for the state of domicile. Dividends or distributions to shareholders that are made under these statutes and that do not require the prior approval of the FDOI or the MDOI are determined based on a combination of an insurer's net income, realized and unrealized capital gains, percentages of dividends and distribution of surplus, and the relationship of surplus after the dividend or distribution is made to the minimum required statutory surplus. The Company did not declare any shareholder dividends during 1997 and 1996. In December 1997, RISCORP received a dividend of $2.2 million from RPC. The Company paid dividends to participating policyholders of $8.6 million, $9.2 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company's insurance subsidiaries have the ability to dividend $13.5 million to RISCORP without the prior approval of the FDOI or the MDOI, consisting of $12.3 million from RPC, $1.2 million from RNIC and $0 from RIC.

        Combined statutory policyholders' surplus as of December 31, 1997 and 1996, and combined statutory net income for the years ended December 31, 1997 and 1996 for the Company's insurance subsidiaries, were as follows (in thousands):

                                                1997           1996
                                             -----------    -----------

                     Policyholders' surplus   $ 96,280       $ 90,639
                     Net income                 11,042         13,980

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      In order to facilitate the regulators' responsibility to monitor insurer solvency, the National Association of Insurance Commissioners issued a model law in January 1995 to implement risk-based capital ("RBC") reporting requirements for property and casualty insurance companies. The model law is designed to assess capital adequacy and the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) credit risk, which evaluates the declines in asset values; (iii) investment risk, which evaluates declines in asset values; and (iv) off balance sheet risk. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. RPC and RIC are domiciled in the State of Florida which has yet to adopt the provisions of the RBC model law; however, these insurance subsidiaries monitor their RBC results in anticipation of future filings. The Company's third insurance subsidiary, RNIC, is domiciled in the State of Missouri and RBC information is filed with state regulators. RBC is calculated on an annual basis. At December 31, 1997, the Company's insurance subsidiaries had statutory surplus in excess of any action level requirements.


 (12) Stock Options


      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 establishes a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 123 is not required and the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring compensation cost. Had the Company adopted SFAS 123, pro forma net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows (in thousands, except per share data):


                                           1997         1996         1995
                                        ----------   ----------   -----------

 Net income              - as reported    $ 7,286     $ 2,398     $ 13,683
                         - pro forma        5,286       1,933       13,506
 Net income per
  common share-diluted   - as reported  $   0.20     $   0.07   $     0.45
                         - pro forma        0.14         0.06         0.45

      In conjunction with the reorganization discussed in Note 1, stock options of the Company were substituted for options previously granted to certain officers and employees of the Company's affiliates. Options granted in 1997 are exercisable for 10 years after the date and the options vest over periods ranging from immediately to 2 years. In 1996 and 1995, options are exercisable for 12 years after the date of the grant and the options vest over periods ranging from two to nine years.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      A summary of the status of the Company's Stock Option Plan as of and for the years ended December 1997, 1996 and 1995 is presented below:

                                                 1997                      1996                       1995
                                                   Weighted                    Weighted                  Weighted
                                                    Average                     Average                   Average
     Options                           Shares    Exercise Price    Shares   Exercise Price   Shares   Exercise Price
     -------                           ------    --------------    ------   --------------   ------   --------------

     Outstanding,
         Beginning of year            3,078,779      $3.67       2,556,557      $3.96      1,854,392       $3.01
         Granted                      2,533,326       4.43       1,572,538       6.84        702,165       $6.50
         Exercised                            -          -         (17,999)      3.61              -           -
         Canceled                    (3,078,779)      3.67      (1,032,317)      9.22              -           -
                                     ----------     ------       ---------     ----------------------- ---------

     Outstanding, end of year         2,533,326      $4.43       3,078,779      $3.67      2,556,557       $3.96
                                      =========      =====       =========      =====      =========       =====

     Options
      exercisable at year end         1,085,711      $6.67         731,849      $2.08        193,657       $0.73
                                      =========      =====         =======      =====        =======       =====

     Weighted average fair value of
         options granted during the year       $1.92                       $5.44                      $5.67
                                               =====                       =====                      =====


      The fair value of each option has been estimated on the date the option was granted using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0 percent for all years; expected volatility of 62 percent for 1997 and 60 percent for 1996 and 1995; risk-free interest rate of
5.5 percent (1997), 8.1 percent (1996) and 6.5 percent (1995); and expected lives of 10 years for 1997 and 12 years for 1996 and 1995. Due to events subsequent to December 31, 1997 and 1996, the amount shown above for the weighted average fair value of options granted during 1997 and 1996 may not be indicative of the current market value of the Company's stock.

      The exercise price of options granted were determined to be not less than the fair market value of the Class A Common Stock on the date the option was granted, with the exception of options for 387,314 and 2,604 shares made to two employees at exercise prices of $0.72 and $4.50, respectively, and fair values of $22.78 and $12.54, respectively. Compensation expense recognized for options with exercise prices below fair market value totaled $0, $0.3 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. This compensation expense was reversed in the fourth quarter of 1997 following termination of these options.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                                Options Exercisable
                    -----------------------------------------------------------     --------------------------------
     Range of            Number             Weighted Avg                               Number         Weighted Avg
     Exercise         Outstanding            Remaining           Weighted Avg       Exercisable      Exercise Price
      Prices          at 12/31/97         Contractual Life      Exercise Price      at 12/31/97
   -------------    -----------------    -------------------    ---------------     -------------    ---------------

     $   2.75           1,447,615             9.4 years             $ 2.75                   -        $      -
     $   5.00             542,855             9.4 years               5.00             542,855             5.00
     $   7.50             361,904             9.4 years               7.50             361,904             7.50
      $ 10.00             180,952             9.4 years              10.00             180,952            10.00
                       ----------             ---------            -------           ----------         -------
                        2,533,326             9.4 years            $  4.43           1,085,711          $  6.67
                        =========             =========            =======           =========          =======

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(13)  Property and Equipment

      Property and equipment consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                Estimated
                                                               Useful Life         1997            1996

      Furniture and equipment                                    3-7 years       $ 16,542        $ 15,984
      Building                                                    39 years          8,084           7,846
      Leasehold improvements                                    5-10 years          4,810           4,896
      Software                                                     3 years          6,758           5,041
      Land                                                                          1,200           1,200
                                                                               ----------      ----------
                                                                                   37,394          34,967
      Less accumulated depreciation and amortization                              (10,729)         (7,462)
                                                                                 --------      ----------
                                                                                 $ 26,665        $ 27,505
                                                                                 ========        ========

      Depreciation and amortization expense related to property and equipment totaled $4.9 million, $3.6 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in these amounts is amortization expense of $1.4 million, $0.8 million and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, related to both purchased and capitalized internally developed software costs.


(14)  Leases

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through January 2002, with renewal options available for certain leases. Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $1.7 million, $1.3 million and $0.9 million, respectively. At December 31, 1997, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

         Year ended December 31,           Annual Rental

                  1998                      $    950
                  1999                           455
                  2000                           327
                  2001                           182
                  2002                            33
                  Thereafter                       -
                                         -----------

                                             $ 1,947

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(15) Employee Health Benefits


      The Company self-insures its employees' health benefits and has purchased excess insurance that limits its exposure to $1.1 million in the aggregate and $50,000 per occurrence. The Company estimates its liability for unpaid claims based on aggregate limits for health insurance payments less actual payments made. These estimates are continually reviewed and adjustments, if any, are reflected in current operations. Included in accrued expenses at December 31, 1997 and 1996 is a liability for self-insured health benefits of $0.9 million and $0.4 million, respectively. Expenses for self-insured health benefits were $3.3 million, $2.6 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.


        There were no employee benefit plans in 1997. Expenses relating to employee benefit plans were $0.4 million and $0.2 million for the years ended December 31, 1996 and 1995, respectively.


(16)  Related Party Transactions

      The Company had accounts receivable of $0.8 million from several affiliates which are included in accounts and notes receivable-other in the accompanying Consolidated Balance Sheets at December 31, 1997. Additionally, the Company had accounts and notes payable of $1.2 million at December 31, 1996 to those same affiliates.

      In addition, the Company contracted with affiliated entities for transportation, facilities management, and custodial and maintenance services. The Company also leased parking facilities from affiliated entities. Expenses relating to these services totaled $0.1 million, $1.6 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. These expenses are included in commissions, general and administrative expenses in the accompanying Consolidated Statements of Income.

      The Company paid brokerage fees to an affiliated company for the negotiation and placement of reinsurance under several specific excess of loss coverages. These fees totaled $0, $0.9 million and $0.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company terminated its agreement with the affiliated company during 1997.

      The Company provides administrative and support services to three affiliated companies. Under these arrangements, one of which terminated in 1996, the Company received $0.6 million, $0.8 million and $1.02 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company performed certain unreimbursed services totaling $1.6 million during 1995 for one of these affiliates.

      As described in Note 8, the Company was party to a managed care arrangement with RHP, an affiliated HMO, until May 1, 1996. Fees paid to RHP for the years ended December 31, 1997, 1996 and 1995 totaled $3.7 million, $17.1 million and $1.5 million, respectively. The managed care arrangement with RHP was terminated in October 1997 following its sale to Oxford Health Plans. As more fully described in Note 8, the Company assumed the outstanding liability for unpaid losses and loss adjustment expenses which totaled $8.0 million.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(17)  Bad Debt Allowance

      The following table summarizes activity in the bad debt allowance account for premiums receivable for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                         1997           1996           1995

  Balance at beginning of period        $ 17,000       $  5,899    $        5
  Allowance acquired from acquisitions         -            782         7,542
  Additions to allowance                   4,374         31,424         3,852
  Write-offs against allowance           (14,374)       (21,105)       (5,500)
                                       ---------      ---------       -------
  Balance at end of period             $   7,000       $ 17,000       $ 5,899
                                       =========       ========       =======


      Premiums receivable included in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                              1997             1996
                                           ------------     ------------

   Commercial accounts including final
       premium audit adjustments           $   29,612       $   42,245
   Loss sensitive contracts                    68,804           91,594
   NCCI pool accounts                           6,987                -
   Other                                        1,780            5,239
                                         ------------     ------------
                                              107,183          139,078
   Less bad debt allowance                     (7,000)         (17,000)
                                          -----------       ----------
                                            $ 100,183        $ 122,078
                                            =========        =========

(18)  Concentration in a Single State

      Although the Company has expanded its operations into additional states, 70 percent, 74 percent and 93 percent of its revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from products and services offered to customers located in Florida. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time to time in Florida, which may not significantly affect its more geographically diversified competitors.


 (19) Commitments and Contingencies

      Between November 20, 1996 and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida (the "Securities Litigation"). In March 1997, the court consolidated these lawsuits and appointed

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its executive officers, one non-officer director and three of the underwriters for RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. Pursuant to court ordered mediation, counsel for the parties have engaged in discussions in an effort to resolve the Securities Litigation. On January 14, 1998, counsel for the Company, counsel for William D. Griffin and counsel for the plaintiffs reached an oral agreement on terms to recommend to their clients to settle this litigation. The proposed settlement is contingent upon the following: consummation of the transactions contemplated by the Purchase Agreement with Zenith, certification of a settlement class, payment by the Company to the settlement class, disclosure of certain documents, interviews of individuals to verify information relating to the settlement and a release against all defendants. Counsel to the parties are in the process of finalizing the initial settlement documents. The settlement will require preliminary approval by the court as to the fairness of the terms of the settlement. Notice to the settlement class and an opportunity to object to the terms of the settlement and to exclude themselves from the settlement class is also required. The settlement must receive final court approval after notice to the settlement class and an opportunity to object or opt out is provided. Not all of the terms of the settlement have been finalized as of this date. Counsel to the parties have agreed to recommend to their respective clients a settlement amount of $21.0 million. The Company estimates that $8.0 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. Given the preliminary nature of this settlement and the various contingencies relating to its consummation, there can be no assurance that this litigation will ultimately be settled on this basis. The Company recognized the $21.0 million proposed settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997.

      In April 1996, RISCORP Insurance Company and certain officers and directors were named as defendants in a purported class action suit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). In this action, the plaintiffs claimed that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The plaintiffs sought compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claimed to be former policyholders of CMIC and claimed to represent others similarly situated.

      On December 5, 1997, counsel for the parties reached an agreement to recommend to their respective clients a settlement of the claims asserted in the Vero Cricket litigation. Plaintiff's counsel has confirmed that the terms of the settlement are acceptable to the named plaintiffs. The Company's Board of Directors has approved the terms of the settlement, and the final settlement documents are being reviewed by the

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


parties and counsel. The settlement is contingent upon preliminary approval by the court as to the fairness of the settlement, certification of a settlement class, notice to the settlement class, opportunity of the settlement class members to object and withdraw, no termination by either party and final approval by the court. Pursuant to the terms of the settlement agreement and subject to the satisfaction of the contingencies discussed above, RISCORP Insurance Company will pay to the plaintiffs a settlement amount of $475,000. The Company estimates that 75 percent of the settlement amount will be covered by insurance. The Company recognized the $475,000 proposed settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997.

      On September 18, 1997, the United States Attorney's office in Pensacola, Florida announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. RMS agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines and costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.

      On July 17, 1997, plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin and several other former officers of the Company. The suit alleged violations of federal and state securities laws and breach of contract resulting from the purchase of IAA by the Company in 1996. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2.0 million to plaintiffs, RISCORP, Inc. advanced $2.3 million to plaintiffs against an anticipated final distribution to shareholders and RISCORP, Inc. accelerated a distribution of 790,336 additional shares of Class A Common Stock to the plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman, dated as of September 17, 1996. The Company estimates that $2.0 million of insurance proceeds will be available to offset the total settlement amount as well as related costs and expenses. The Company recognized the $2.0 million proposed settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. As part of the settlement agreement, the plaintiffs agreed to vote all their shares of Class A Common Stock in favor of the Purchase Agreement and the transaction contemplated therein. Plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and, thus, these plaintiffs hold 13 percent of the outstanding shares of Class A Common Stock.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      On August 20, 1997, RISCORP, Inc., the Company, IAA and Peter Norman were named as defendants in a suit filed in state court in Montgomery, Alabama. The suit alleges common law fraud, breach of contract and breach of fiduciary duty resulting from the acquisition of OSAA in 1996. The suit seeks compensatory and punitive damages and equitable relief. The named plaintiff is OSAA. The Company intends to vigorously defend this action; however, there can be no assurance that it will prevail in the litigation. It should be noted that the frequency of large punitive damage awards bearing little or no relation to actual damages awarded by juries in jurisdictions in which the Company has substantial business, particularly in Alabama, continues to increase universally, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

      In June 1997, the Company terminated a number of employees in connection with the workforce reduction. As a result of the workforce reduction, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.

      On March 13, 1998, RIC and RPC were named as defendants in a purported class action against the National Council on Compensation Insurance, Inc. and all insurers selling workers' compensation insurance in the State of Florida from 1985 to 1998. The suit claims the defendants violated the Sherman Antitrust Act, RICO, the Florida Antitrust Act and the common law in the collection of workers' compensation premiums for alleged residual market loads. The suit seeks compensatory and punitive damages and treble damages for the RICO counts. The named plaintiff, Bristol Hotel Asset Company, claims to be a purchaser of Florida workers' compensation insurance and claims to represent others similarly situated. The Company intends to vigorously defend this action; however, there can be no assurance it will prevail in the litigation.

      The Company, in the normal course of business, is party to various lawsuits which management believes will not materially affect the financial position of the Company. Based upon information presently available, and in light of legal and other defenses available to the Company, contingent liabilities arising from threatened and pending litigation are not presently considered by management to be material. However, no assurance can be given, or may be taken that material adverse judgments will not be rendered against the Company as a result of the aforementioned matters.

      Other than as noted above, no provision had been made in the Company's financial statements for the above matters at December 31, 1997 and 1996. In addition, certain of the lawsuits and related legal expenses may be covered under directors and officers' insurance coverage maintained by the Company.

      The Company entered into a contract with the Florida Chamber of Commerce ("the Chamber") in 1993, under which the Company agreed to pay the Chamber $1.0 million annually through 1998 for the Chamber's endorsement of the Company, a non-compete agreement by the Chamber and certain other restrictive covenants. The fee incurred for each of the years ended December 31, 1996 and 1997 under this agreement was $1.0 million. The Company collateralized its obligation under the agreement with an irrevocable letter of credit and RISCORP secured the letter of credit with certificates of deposit. The final payment of $1.0 million under this contract was paid in December 1997.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


      On October 9, 1997, the MDOI completed an examination of the Company's books and records as of December 31, 1996. The MDOI issued a final report on the 1996 examination on December 10, 1997. The statutory capital and surplus as of December 31, 1996 determined by the examiners was $29,345,804 compared to $31,012,399 reported by RNIC in its 1996 statutory financial statements. The most significant examination adjustment was the non-admission of an accounts receivable balance relating to the loss portfolio transfer from OSAA in the amount of $900,000. This balance was paid in full by OSAA. The remaining adjustments of $800,000 pertain to items that were either collected or charged to expense during 1997. These examination adjustments relate to the statutory financial statements and have no impact on the GAAP financial statements.

      During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI has not yet issued a report; however, based on the February 5, 1998 closing conference with the FDOI examiners, the resolution of the impact of the matters raised by the FDOI will not have a material impact on the December 31, 1996 statutory financial statements of RIC and RPC. However, because the FDOI has not released the final results of their examination, Management cannot determine the materiality or dollar amount of adjustments, if any, to the December 31, 1996 statutory financial statements resulting from the FDOI's 1996 examinations of RIC and RPC. Management believes that any adjustments arising out of the statutory examinations of RIC and RPC will have no material impact on the accompanying GAAP financial statements.

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


(20) Proposed Sale to Zenith Insurance Company ("Zenith")

      On June 17, 1997, RISCORP and certain of its subsidiaries entered into an Asset Purchase Agreement for the sale of substantially all of the assets and the assumption of certain liabilities of RISCORP and its subsidiaries to Zenith in exchange for cash. The Asset Purchase Agreement was amended on June 26, 1997 and July 11, 1997. The purchase price for the net assets of RISCORP and its subsidiaries to be acquired by Zenith is undetermined at this time but will be based on the GAAP Statement of Transferred Assets and Transferred Liabilities as of the closing date. The Statement of Transferred Assets and Transferred Liabilities is required to be prepared by RISCORP and audited by RISCORP's independent accountants within 70 days from the closing date. It is expected that this pending transaction will transfer primarily all of the assets, liabilities and operations of the Company to Zenith, leaving the Company with the minimum required capital and surplus to maintain its various state licenses and no continuing insurance operations. RISCORP has scheduled a special meeting of shareholders to be held on March 26, 1998 for the purpose of voting upon the proposal to approve and adopt the Asset Purchase Agreement. Assuming the shareholders approve the Purchase Agreement on March 26, 1998, the parties expect the transaction to close on April 1, 1998.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


(21) Adjustments Made in the Fourth Quarter

      As described below, the Company made certain adjustments in the fourth quarter of 1997 which have been included in the accompanying December 31, 1997 financial statements. The impact of the fourth quarter adjustments described below was an increase of $0.3 million to 1997 income before income taxes.

Allowance for Doubtful Accounts

      In the fourth quarter of 1997, the Company completed a detailed review of the composition of the December 31, 1997 premium receivables balance in connection with the determination of the allowance for doubtful accounts. This analysis was the continuation of the analysis performed in connection with the determination of the 1996 allowance for doubtful accounts discussed below. As a result of this analysis, an increase of $4.4 million was recorded in the allowance for doubtful accounts to increase the allowance for doubtful accounts to $21.4 million.

        In addition, the allowance for doubtful accounts was reduced by $14.4 million in the fourth quarter as a result of write-offs of bad debts of $14.4 million. This adjustment had no effect on the accompanying statements of income.

Proposed Litigation Settlements

      As more fully discussed in Note 19, the Company negotiated settlements of three lawsuits during December 1997 and January 1998. As a result of these proposed settlements, the Company recognized an expense in the fourth quarter of $13.1 million, net of estimated insurance proceeds, in the accompanying financial statements as of December 31, 1997.

Involuntary Pools

      During 1996, RISCORP expanded its workers' compensation business into Alabama, Georgia, Kansas, North Carolina, South Carolina and Virginia primarily as a result of the acquisition of Atlas Insurance Company (see Note 3). The National Council on Compensation Insurance, Inc. ("NCCI") is the administrator for the National Workers' Compensation Reinsurance Pool ("POOL") for the above states.

      On January 9, 1998, the NCCI notified RISCORP of its proportionate share of POOL results through September 30, 1997, and RISCORP recorded the information received from the NCCI in the fourth quarter of 1997. The impact of recording the information was an increase of earned premiums of $11.6 million, increases in loss and loss adjustment expenses of $8.9 million and increases in commissions, general and administrative expenses of $5.0 million.

Favorable Reserve Development

      During the fourth quarter of 1997, the Company completed a detailed analysis of its loss and loss adjustment expense reserves in connection with the determination of the December 31, 1997 loss and loss

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


adjustment expense reserves. This analysis, combined with favorable development experienced in the fourth quarter of 1997, resulted in an overall reduction of the loss and loss adjustment expense reserves of $12.2 million in the fourth quarter of 1997.

Quota Share Ceding Commissions

      The Company recognized $6.3 million of ceding commission income in the fourth quarter of 1997 primarily resulting from the impact of the decrease in loss and loss adjustment expense reserves discussed above. Ceding commission income is recorded as a reduction of commissions, general and administrative expenses in the accompanying financial statements.

Stock Options

      In the fourth quarter of 1997, the Company terminated all stock options previously granted under its stock option plan. As a result of the termination of the stock options, the Company reversed $1.6 million of compensation expense that had previously been recorded on the stock options granted by the Company.




      As described below, the Company made certain adjustments in the fourth quarter of 1996 which have been included in the accompanying December 31, 1996 financial statements. The impact of the fourth quarter adjustments described below was a reduction of $11.5 million to 1996 income before income taxes.

Allowance for Doubtful Accounts

      The Company completed a detailed review of the composition of the December 31, 1996 premium receivables balance in 1997, in connection with the determination of the allowance for doubtful accounts as of December 31, 1996. As a result of this analysis, an increase of $7.7 million was recorded in the allowance for doubtful accounts in the fourth quarter of 1996 to increase the allowance for doubtful accounts to $17.0 million.

Goodwill

      As more fully discussed in Note 2(i) and Note 3, during the first quarter of 1997, it became evident that the goodwill recorded at the date of the RISC and IAA acquisition could not be fully recovered from the profitability of the workers' compensation business that was currently under contract. The Company performed an analysis of the carrying value of the goodwill recorded in connection with this acquisition and recognized an impairment loss of $2.8 million in the fourth quarter of 1996. This impairment loss was recorded as a component of depreciation and amortization in the Company's Consolidated Statement of Income for the year ended December 31, 1996. Remaining unamortized goodwill related to IAA was $8.5 million at December 31, 1996.

                                    RISCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Litigation Expenses

      As discussed in Note 19, in the fourth quarter of 1996, the Company recorded a provision of $1.0 million for payment of fines and other costs related to the RMS matter. This provision was included in the Company's Consolidated Statement of Income for the year ended December 31, 1996.



                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                         RISCORP, Inc. and Subsidiaries

                                December 31, 1997
                                 (in thousands)


                                                                           Value at Which
                                                                            Shown in the
Type of Investment                               Cost      Market Value    Balance Sheet

Available for sale:
    Fixed maturity securities:
      Municipal government obligations       $  58,294       $  59,010       $  59,010
      U.S. government obligations               38,065          39,248          39,248
      Corporate obligations                     88,102          89,199          89,199
      Mortgage backed securities                 1,932           1,968           1,968
      Asset backed securities                    9,920           9,966           9,966
                                             ---------     -----------     -----------
         Total available for sale              196,313         199,391         199,391
                                             ---------       ---------       ---------

Held to maturity:
    Fixed maturity securities:
      U.S. government obligations               18,434          18,629          18,434
      Municipal government obligations           4,186           4,248           4,186
      Certificates of deposit                    1,470           1,470           1,470
                                             ----------    -----------     -----------
         Total held to maturity                 24,090          24,347          24,090
                                             ---------      ----------      ----------

         Total investments                    $220,403        $223,738        $223,481
                                              ========        ========        ========


Available for sale:
     Unrestricted                             $142,876        $145,571        $145,571
     Restricted                                 53,437          53,820          53,820
                                             ---------      ----------      ----------
                                              $196,313        $199,391        $199,391
                                              ========        ========        ========










See accompanying auditors' report.



           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, Inc. (Parent Company Only)
                                 (in thousands)


                                                               December 31,       December 31,
                                                                   1997               1996

                                     ASSETS

Investments at fair value (cost $1,000 and $7,816)                  1,000      $     7,816
Cash and cash equivalents                                          (1,152)             274
Investment in wholly-owned subsidiaries                           172,463          153,118
Surplus note receivable from subsidiary                            13,000           13,000
Other assets                                                       28,145            8,186
                                                               ----------     ------------
     Total assets                                               $ 213,456        $ 182,394
                                                                =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                $   15,000       $   15,000
  Accrued expenses and other liabilities                           34,923            7,986
                                                               ----------     ------------
     Total liabilities                                             49,923           22,986
                                                               ----------      -----------

Class A Common Stock subject to put options                             -            2,100
                                                               ----------     ------------

Shareholders' equity:
  Common stock                                                        363              363
  Additional paid-in capital                                      135,974          137,813
  Net unrealized gains on investments                               2,002            1,769
  Unearned compensation--stock options                                  -             (546)
  Retained earnings                                                25,195           17,909
  Treasury stock at cost, 112.6 shares                                 (1)               -
                                                               ----------       ----------
      Total shareholders' equity                                  163,533          157,308
                                                               ----------       ----------

      Total liabilities and shareholders' equity                $ 213,456        $ 182,394
                                                                =========        =========









See notes to consolidated financial statements.
See accompanying auditors' report.



           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                       RISCORP, Inc. (Parent Company Only)
                                 (in thousands)


                                                                                    Year ended December 31,
                                                                         ----------------------------------------------
                                                                              1997            1996            1995

Revenues:
      Net investment income                                              $      517       $   2,590          $ 1,469
      Dividend income                                                         3,446          18,335            2,652
      Other income                                                                -               3                -
                Total revenue                                                 3,963          20,928            4,121

Expenses:
      General and administrative expenses                                    16,421           1,995               90
      Interest expens                                                         1,800           2,234            4,170
      Depreciation and amortization                                             857           3,830              205
                Total expenses                                               19,078           8,059            4,465

(Loss) income before equity in income of
  subsidiaries and income taxes                                             (15,115)         12,869             (344)
Equity in income (loss) of subsidiaries before
  income taxes                                                               20,935         (11,428)          13,036
                                                                          ---------        --------        ---------
Income before income taxes                                                    5,820           1,441           12,692
Income taxes                                                                 (1,466)           (957)            (991)
                                                                         ----------     -----------      -----------
      Net income                                                          $   7,286       $   2,398         $ 13,683
                                                                          =========       =========         ========


















See notes to consolidated financial statements.
See accompanying auditors' report.


           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF CASH FLOW

                       RISCORP, Inc. (Parent Company Only)
                                 (in thousands)


                                                                                        Year ended December 31,
                                                                             -----------------------------------------------
                                                                                 1997              1996            1995
                                                                             -------------     -------------    ------------
Cash flows from operating activities:
   Net income                                                                $    7,286      $      2,398     $    13,683
   Adjustments to reconcile net income to net cash provided by operating activities:
      Increase in accrued expenses and other liabilities                         26,934             3,421           3,415
      Depreciation and amortization                                                 857             3,830               -
      Net realized loss (gain) on sale of investments                                35                (4)              -
      (Increase) decrease in other assets                                       (20,555)            2,750           4,494
      Equity in net (income) loss of subsidiaries                               (18,344)            5,967         (11,035)
      Net amortization of discounts on investments                                    -                80               -
      Increase in surplus note receivable                                             -                 -         (13,000)
                                                                              -----------       ------------     -----------
          Net cash (used in) provided by operating activities                    (3,787)           18,442          (2,443)
                                                                              -----------       ------------     -----------

Cash flows from investing activities:
      Proceeds from sale of fixed maturities--available for sale                  4,206            44,124               -
      Proceeds from the sale of equity securities                                 1,548               353               -
      Proceeds from maturities of fixed maturities--available
         for sale                                                                 1,000             1,000               -
      Capital contributions to subsidiaries                                      (1,000)         (114,375)        (31,045)
      Purchase of fixed maturities--available for sale                                -           (48,438)         (3,000)
      Purchase of equity securities                                                   -            (1,905)              -
      Purchase of IAA, net of cash acquired                                           -               282               -
      Purchase of RISC, net of cash acquired                                          -              (538)              -
                                                                              -----------       ------------     -----------
          Net cash used in investing activities                                    5,754          (119,497)        (34,045)
                                                                              -----------       ------------     -----------

Cash flows from financing activities:
      Purchase of treasury stock subject to put option                           (2,100)                -               -
      Other, net                                                                 (1,293)              709               -
      Proceeds from note payable                                                      -                 -          43,000
      Principal repayment of notes payable                                            -           (27,000)         (6,867)
      Exercise of stock options                                                       -                65               -
      Proceeds of initial offering of common stock                                    -           127,908               -
                                                                              -----------       ------------     -----------
          Net cash (used in) provided by financing activities                    (3,393)          101,682          36,133
                                                                              -----------       ------------     -----------

Net (decrease) increase in cash and cash equivalents                             (1,426)              627            (355)
Cash and cash equivalents, beginning of period                                      274              (353)              2
                                                                              ===========       ============     ===========
Cash and cash equivalents, end of year                                      $    (1,152)      $       274      $     (353)
                                                                            ===========       ============     ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest                                                              $     1,800       $     2,684      $    3,966
                                                                            ===========       ============     ===========
      Income taxes                                                          $     6,556        $   15,127      $    4,969
                                                                            ===========       ============     ===========

See notes to consolidated financial statements.
See accompanying auditors' report.


                            SCHEDULE IV - REINSURANCE

                         RISCORP, Inc. and Subsidiaries
                                 (in thousands)




                                                    Ceded to           Assumed                           Percentage
                                   Gross              Other          From Other            Net            of Amount
                                  Amount            Companies         Companies          Amount        Assumed to Net

Years Ended
December 31,

1997
Premiums earned                 $ 328,191           $ 167,274        $ 18,812           $ 179,729            10.5%
                                =========           =========        ========           =========            =====

1996
Premiums earned                 $ 326,875           $ 165,022        $ 11,704           $ 173,557             6.7%
                                =========           =========        ========           =========             ====

1995
Premiums earned                 $ 274,351           $ 139,144      $      680           $ 135,887              .5%
                                =========           =========      ==========           =========              ===




















See accompanying auditors' report.





                     SCHEDULE VI - SUPPLEMENTAL INFORMATION

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                        (Col. C)
                      Reserves for                                              Losses and Loss    Amortization   Net
           Deferred   Unpaid Losses  Discount,                                Adjustment Expenses  of Deferred   Paid Losses
            Policy      and Loss      if any,               Net        Net    Incurred Related to:    Policy     and Loss      Net
          Acquisition  Adjustment    deducted   Unearned  Earned  Investment  Current       Prior   Acquisition  Adjustment Premiums
     Year    Costs      Expenses    in Col. C.  Premiums Premiums    Income    Year         Years      Costs     Expenses    Written
     ----   -------    ----------   ----------  -------- --------   --------  ------       -------    -------   ----------  --------


     1997   $ (2,053)   $ 437,038       $ -  $   56,324 $ 179,729  $ 16,447  $ 125,764    $ (2,401)  $ 49,221   $ 120,285 $ 157,495

     1996  $      446   $ 458,239       $ -   $ 102,562 $ 173,557  $ 12,194  $ 123,986    $  3,023   $ 33,716   $ 111,963 $ 179,706

     1995   $   2,389   $ 261,700       $ -  $   64,395 $ 135,887  $  6,708  $  87,467    $  5,198   $ 46,878   $ 128,298 $ 123,429








See accompanying auditors' report.