Form 10-Q
period 1998-03-31
RISCORP INC
filed 1998-05-15
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from               to

          Commission file number 0-27462


                                  RISCORP, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                    65-0335150
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

   One Sarasota Tower Suite 608
   2 North Tamiami Trail
   Sarasota, Florida                                             34236
   (Address of principal executive offices)                    (Zip Code)

                                 (941) 366-5015
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No .

Number of shares outstanding of the issuer's Common Stock:

 Class                                           Outstanding at April 30, 1998

Class A Common Stock, $.01 par value                        14,258,671
Class B Common Stock, $.01 par value                        24,334,443



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               March 31, 1998 and December 31, 1997                                        3-4


                           Consolidated Statements of Income -
                               For the three months ended March 31, 1998 and 1997                            5


                           Consolidated Statements of Cash Flows -
                               For the three months ended March 31, 1998 and 1997                            6


                           Notes to Consolidated Financial Statements                                     7-13


           Item 2.         Management's Discussion and Analysis of Financial                             14-22
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                             22-26

           Item 2.         Changes to Securities                                                            26

           Item 3.         Defaults Upon Senior Securities                                                  26

           Item 4.         Submission of Matters to a Vote of Security Holders                              26

           Item 5.         Other Information                                                                26

           Item 6.         Exhibits and Reports on Form 8-K                                                 27




Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                         March 31, 1998     December 31, 1997
Assets                                                                                   (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $114,974 in 1998 and $142,876 in 1997)                                            $     117,590         $     145,571
   Fixed maturities available for sale, at fair value (amortized cost
      $59,448 in 1998 and $53,437 in 1997)-restricted                                          59,844                53,820
   Fixed maturities held to maturity, at amortized cost (fair value $24,008
      in 1998 and $24,347 in 1997)                                                             23,751                24,090
                                                                                          -----------           -----------
      Total investments                                                                       201,185               223,481


Cash and cash equivalents                                                                      15,261                16,858
Cash and cash equivalents-restricted                                                           13,833                13,295
Premiums receivable, net                                                                       89,340               100,183
Accounts receivable--other                                                                     13,054                16,720
Recoverable from Florida Special Disability Trust Fund, net                                    43,887                45,211
Reinsurance recoverables                                                                      208,253               184,251
Prepaid reinsurance premiums                                                                   21,740                29,982
Prepaid managed care fees                                                                       6,182                 8,420
Accrued reinsurance commissions                                                                39,483                37,188
Deferred income taxes                                                                          23,386                22,120
Property and equipment, net                                                                    25,331                26,665
Goodwill                                                                                       14,569                15,286
Other assets                                                                                    6,959                 9,990
                                                                                           ----------          ------------

Total assets                                                                             $    722,463         $     749,650
                                                                                         ============         =============










See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                            March 31,      December 31, 1997
                                                                                              1998
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                  $     452,096       $      437,038
   Unearned premiums                                                                           44,089               56,324
   Notes payable of parent company                                                             15,000               15,000
   Notes payable of subsidiaries                                                                  527                  609
   Deposit balances payable                                                                     3,913                5,512
   Accrued expenses and other liabilities                                                      41,295               65,885
   Net assets in excess of cost of business acquired                                            5,544                5,749
                                                                                        -------------      ---------------
                                                                                              562,464              586,117
                                                                                        -------------      ---------------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares issued and outstanding:  12,646,253 in 1998 and 11,855,917 in 1997
                                                                                                  129                  120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding; 24,334,443 in 1998 and 1997
                                                                                                  243                  243
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 0 shares
       issued and outstanding                                                                      --                   --
   Additional paid-in capital                                                                 136,609              135,974
   Retained earnings                                                                           21,061               25,195
   Treasury stock - at cost, 112,582 shares
                                                                                                   (1)                  (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                       1,958                2,002
                                                                                        -------------      ---------------

          Total shareholders' equity                                                          159,999              163,533
                                                                                        -------------      ---------------

          Total liabilities and shareholders' equity                                     $    722,463       $      749,650
                                                                                         ============       ==============











See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
               For the three months ended March 31, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)         (Unaudited)
   Revenue:
       Premiums earned                                                                 $       23,625            $ 46,814
       Fee income                                                                               5,204               5,146
       Net realized gains                                                                       1,461                  --
       Net investment income                                                                    3,306               3,946
                                                                                                -----               -----
          Total revenue
                                                                                               33,596              55,906
                                                                                               ------              ------

   Expenses:
       Losses and loss adjustment expenses                                                     20,204              32,547
       Unallocated loss adjustment expenses                                                     2,232               4,019
       Commissions, underwriting and administrative expenses                                   11,761              14,437
       Interest expense                                                                           469                 482
       Depreciation and amortization
                                                                                                3,064               1,933
                                                                                                -----               -----
          Total expenses
                                                                                               37,730              53,418
                                                                                               ------              ------

   (Loss) Income before income taxes                                                          (4,134)               2,488

   Income taxes
                                                                                                   --               1,009

   Net (loss) income                                                                          -------               -----
                                                                                              (4,134)               1,479
                                                                                              =======               =====

   Per share data:
      Net (loss) income per common share-basic                                             $    (0.11)            $  0.04
                                                                                                =====                ====

      Net (loss) income per common share-diluted                                           $    (0.11)            $  0.04
                                                                                                =====                ====


   Weighted average common shares outstanding                                              36,868,114          37,467,000
                                                                                         ============       =============

   Weighted average common shares and common
        share equivalents outstanding                                                      36,868,114          37,775,562
                                                                                         ============       =============


















See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                                                               1998             1997
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash used in operating activities                                                      $  (21,561)       $  (13,557)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                          (473)           (2,069)
     Proceeds from the sale of equipment                                                           --                23
     Purchase of fixed maturities--available for sale                                         (14,684)           (8,465)
     Purchase of fixed maturities--held to maturity                                            (2,903)               --
     Proceeds from sale of fixed maturities--available for sale                                31,623            27,297
     Proceeds from maturities of fixed maturities--available for sale                           5,369             2,452
     Proceeds from maturities of fixed maturities--held to maturity                             3,250             1,000
                                                                                          ------------     -------------

       Net cash provided by investing activities                                               22,182            20,238
                                                                                          -----------      ------------

Cash flows from financing activities:
     Principal repayments of notes payable                                                        (82)              (59)
     Increase in deposit balances payable                                                      (1,598)              205
     Unearned compensation--stock options                                                          --               173
     Purchase of treasury stock                                                                    --            (2,100)
     Other, net                                                                                    --              (222)
     Transfer of cash and cash equivalents to restricted                                         (538)               --
                                                                                        -------------   ---------------

       Net cash used in financing activities                                                   (2,218)           (2,003)
                                                                                         ------------      ------------

Net (decrease) increase in cash and cash equivalents                                           (1,597)            4,678

Cash and cash equivalents, beginning of period                                                 16,858            26,307
                                                                                          -----------      ------------
Cash and cash equivalents, end of period                                                   $   15,261       $    30,985
                                                                                           ==========       ===========


Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                      $        460     $         462
                                                                                         ============     =============
           Income taxes                                                                   $     1,585      $      3,057
                                                                                          ===========      ============





See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)    Basis of Presentation

       RISCORP, Inc.'s (the "Company" or "RISCORP") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. On April 1, 1998, the Company and certain of its subsidiaries consummated the sale of substantially all of their assets to Zenith Insurance Company ("Zenith") and ceased substantially all of their former business operations. See
       Note 5 below for further discussion of the Zenith transaction. Accordingly, the results of operations for the three months ended March 31, 1998 will not be indicative of the results that are expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1997 contained in the Company's Statement on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 1998.

       The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.


(2)    Sale of Joint Venture

       Joint Venture Arrangement

       In January 1996, the Company, through its wholly-owned subsidiary, RISCORP of Illinois, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. The Company and HCSC each held 50 percent ownership in the joint venture known as Third Coast Holding
       Company ("Third Coast"). The Company contributed the use of its expertise, insurance systems and intellectual property, while HCSC contributed cash of $10.0 million. The Company's contributed property in Third Coast was valued at $10.0 million; however, the Company's cost basis in the contributed property was $0 and as of December 31, 1996, the Company recorded its initial investment in Third Coast at $0. The Company's investment in Third Coast at December 31, 1997 was $0.

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

       The Company and HCSC entered into an agreement dated March 11, 1998 for the purchase of the Company's 50% interest in Third Coast for $1,324,001. The effective date of the transaction was January 1, 1998. The gain on the sale of Third Coast of $1,324,001 was included in net realized gains at March 31, 1998. The Company received all the funds due in connection with this transaction on April 3, 1998. In connection with the closing of the sale to Zenith, the Company received notice that Zenith believes that it is entitled to the proceeds from the sale of Third Coast. The Company disputes Zenith's entitlement to these proceeds and intends to vigorously defend any claim asserted by Zenith related to the Third Coast transaction.


(3)    Issuance of Additional Shares of Stock

       In September 1996, the Company purchased all of the outstanding stock of Independent Association Administrators, Inc. ("IAA") and Risk Inspection Services and Consulting, Inc. ("RISC") in exchange for approximately $11.5 million, consisting primarily of 790,336 shares of the Company's Class A Common Stock valued at approximately $10.9 million on the date of acquisition. IAA and RISC are workers' compensation management services companies offering services in Alabama.

       Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million on September 17, 1998. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. Due to decreases in the market value of the Company's Class A Common Stock, 790,336 additional shares of the Company's Class A Common Stocks valued at $642,148 were issued on January 9, 1998 to the former shareholders of IAA. The market value of the stocks on January 9, 1998 was $0.8125 per share.

       The $642,148 fair market value of the stock issued was recorded by the Company as goodwill amortization in the accompanying March 31, 1998 financial statements. This amount was recorded as an amortization expense because it could not be recovered from the profitability of the workers' compensation business that was still under contract on January 9, 1998.


(4)    Commitments and Contingencies

       Between November 20, 1996 and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida (the "Securities Litigation"). In March 1997, the court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its executive officers, one non-officer director and three of the underwriters for
       RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. Pursuant to court ordered mediation, counsel for the parties have engaged in discussions in an effort to resolve the Securities Litigation. On January 14, 1998, counsel for the Company, counsel for William D. Griffin and counsel for the plaintiffs reached an oral agreement on terms to recommend to their clients to settle this litigation. This agreement was confirmed in a written Memorandum of Understanding executed by counsel for the respective parties as of April 29, 1998. The proposed settlement is contingent upon the following: execution of a definitive settlement agreement and implementing pleadings and other documentation; consummation of the transactions contemplated by the Purchase Agreement with Zenith; disclosure of certain documents to plaintiff's counsel and interviews by them of various individuals to verify information relating to the settlement; certification of a settlement class; satisfaction of all requirements for settlement under Rule 23 of the Federal Rules of Civil Procedures; payment by RISCORP of $21.0 million into a settlement fund for the benefit of the settlement class; and release by members of the settlement class of all claims against the defendants. Counsel to the parties are in the process of finalizing the initial settlement documents. Under Rule 23, the settlement will require preliminary approval by the court as to the fairness of the terms of the settlement, notice to the settlement class and an opportunity to object to the terms of the settlement or to exclude themselves from the settlement class, and final approval by the court following a hearing on the fairness of the settlement.

       The Company estimates that $8.0 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. The Company recognized the $21.0 million proposed settlement and the related insurance proceeds in the December 31, 1997 financial statements. Given the preliminary nature of this settlement and the various contingencies relating to its consummation, there can be no assurance that this litigation will be ultimately settled on this basis.

       In April 1996, RISCORP Insurance Company and certain officers and directors were named as defendants in a purported class action suit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). In this action, the plaintiffs claimed that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The plaintiffs sought compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claimed to be former policyholders of CMIC and claimed to represent others similarly situated. In June 1997, the plaintiffs amended the complaint to add as additional defendants Zenith Insurance Company and the Florida Department of Insurance. The plaintiffs seek only equitable relief against the two new defendants.

       On December 5, 1997, counsel for the parties reached an agreement to recommend to their respective clients a settlement of the claims asserted in the Vero Cricket litigation. Plaintiff's counsel has confirmed that the terms of the settlement are acceptable to the named plaintiffs. The Company's Board of Directors has approved the terms of the settlement. The settlement is contingent upon preliminary approval by the court as to the fairness of the settlement, certification of a settlement class, notice to the settlement class, opportunity of the settlement class members to object and withdraw, no termination by either party and final approval by the court. The court's preliminary approval was given on April 16, 1998, and the Settlement and Fairness Hearing has been scheduled for June 22, 1998. Pursuant to the terms of the settlement agreement and subject to the satisfaction of the contingencies discussed above, RISCORP Insurance Company will pay to the plaintiffs a settlement amount of $475,000. The Company estimates that 75 percent of the settlement amount will be covered by insurance. The Company recognized the $475,000 settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997.

       On September 18, 1997, the United States Attorney's office in Pensacola, Florida announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William
       D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. No sentencing date for RMS has been set. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. RMS agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines and costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.

       On July 17, 1997, plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin and several other former officers of the Company. The suit alleged violations of federal and state securities laws, common law fraud and breach of contract resulting from the purchase by the Company of shares of IAA from Albrecht and Norman in 1996, as described above. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2.0 million to plaintiffs, RISCORP, Inc. advanced $2.3 million to plaintiffs against an anticipated final distribution to shareholders and RISCORP, Inc. accelerated a distribution of 790,336 additional shares of Class A Common Stock to the plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman, dated as of September 17, 1996. The Company estimates that $2.0 million of insurance proceeds will be available to offset the total settlement amount as well as related costs and expenses. The Company recognized the $2.0 million settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. As part of the settlement agreement, the plaintiffs agreed to vote all their shares of Class A Common Stock in favor of the Purchase Agreement and the transaction contemplated therein. Plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and, thus, these plaintiffs hold 13 percent of the outstanding shares of Class A Common Stock.

       On August 20, 1997, Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund is an association of self-insured employers who agreed to transfer, in a Loss Portfolio Transfer Agreement (the "Agreement") dated August 26, 1996, substantially all of its assets and liabilities to the Company. Co-defendant, Peter D. Norman, was a principal and officer of IAA. The complaint alleges that Normal and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that the Company has breached certain provisions of the Agreement and owes the Fund monies under the terms of the Agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RISCORP by approximately $6.0 million in the subject transaction.

       The court has granted defendant's Motion to Compel Arbitration per the terms and provisions of the Agreement. The other parties to the litigation have agreed to attempt to mediate their disputes on May 28 - 29, 1998, and have invited the Company to participate in that mediation. Assuming mediation fails, the dispute between the Company and the Fund will be resolved through arbitration. The Company intends to vigorously defend this claim, and believes that application of appropriate accounting and actuarial principles and methodologies to the calculation at issue may indicate that monies are instead owed to the Company by the Fund.

       On or about April 13, 1998, the Fund filed a Motion for Preliminary Injunction which seeks to enjoin the Company from distributing any dividends or making any type of distributions to shareholders, withdrawing any proceeds from the escrow account established with certain proceeds received from Zenith, or dissolving the Company. Although somewhat confusing, the motion appears to be based on the failure of the Company to specifically identify this lawsuit in its proxy statement issued in connection with the sale to Zenith. The Company believes the motion to be completely without merit and will be filing an appropriate response in the near future. The motion was originally set for hearing on May 14, 1998, but has been continued.

       In June 1997, the Company terminated a number of employees in connection with the workforce reduction. As a result of the workforce reduction and the sale to Zenith, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.

       On March 13, 1998, RIC and RPC were added as defendants in a purported class action filed in the United District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale.

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

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5, the Company and certain of its subsidiaries have sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash on April 1, 1998. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow will be generated from investment income. The Company's future cash requirements will be satisfied through investment income and the liquidation of investments.


(5)    Sale to Zenith Insurance Company

       On June 17, 1997, RISCORP and certain of its subsidiaries entered into an Asset Purchase Agreement for the sale of substantially all of the assets and the assumption of certain liabilities of RISCORP and its subsidiaries to Zenith in exchange for cash. The Asset Purchase Agreement was amended on June 26, 1997, July 11, 1997 and March 30, 1998. On March 26, 1998,
       the Company held a Special Meeting of Shareholders for the purpose of voting upon the proposal to approve and adopt the Asset Purchase Agreement. The shareholders approved the Asset Purchase Agreement on March 26, 1998 and the transaction closed on April 1, 1998.

       In accordance with the Asset Purchase Agreement, on April 2, 1998, Zenith transferred $25.0 million to the Company and an additional $10.0 million into an interest-bearing escrow account as payment of the initial purchase price. The remaining purchase price for the net assets of RISCORP and its subsidiaries acquired by Zenith has not been determined at this time but will be based on the difference between the book value of the assets purchased and the book value of the liabilities assumed by Zenith on April 1, 1998, the closing date for this transaction. Within 70 days of April 1, 1998, the Company's representatives are required to deliver to Zenith a proposed business balance sheet representing the audited statement of Transferred Assets and Transferred Liabilities of the business (as such terms are defined in the Asset Purchase Agreement) as of the closing date. If Zenith and the Company are able to agree on the manner in which items should be treated on the proposed business balance sheet, the proposed business balance sheet shall become the final business balance sheet, with Zenith to pay, subject to amounts to be deposited in escrow, any excess in the value of the Transferred Assets over the Transferred Liabilities as the final purchase price. If, however, the Company and Zenith are unable to agree on the manner in which any items should be treated in the preparation of the final business balance sheet, such disputed items will be submitted to neutral auditors or actuaries, as appropriate, for a final and binding determination of such issues. Pursuant to the terms of the Asset Purchase Agreement, Zenith is required to pay the remaining purchase price to the Company in cash, less the amount required to be deposited in escrow, within approximately 135 days from April 1, 1998.

       In accordance with the terms of the Asset Purchase Agreement, 15% of the ultimate purchase price is required to be held in escrow for a period of two years from the closing date. The escrowed funds will be used to indemnify Zenith against liabilities (other than transferred liabilities) it incurs as a result of this transaction and any misrepresentation, breach or non-fulfillment by the Company of any agreement contemplated in the Asset Purchase Agreement. The escrow funds will be invested in United States government debt obligations or in money market funds secured by such debt obligations. Interest income on the escrowed funds will be paid to the Company at the end of each calendar quarter.


(6)    Comprehensive Income

       As of January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related income taxes, for the three months ended March 31, 1998 and 1997, respectively are as follows (in thousands):

                                               1998             1997
                                            ------------     ------------

Net (loss) income                             $  (4,134)      $   1,479
   Unrealized (losses) gains on securities          (44)         (1,555)
                                            -----------       ---------

Comprehensive loss                            $  (4,178)       $    (76)
                                              =========        =========

(7)Reclassifications

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

Recent Developments

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Financial Statements, Note 5 for further discussion of the Zenith transaction.

       The Phoenix Management Company, Ltd.

       In contemplation of the sale to Zenith, on February 18, 1998, the Company entered into a Management Agreement (the "Management Agreement") with The Phoenix Management Company, Ltd. ("Phoenix") for the provision of various management services to the Company immediately following the closing of such transaction, including undertaking the day-to-day operating responsibilities of the Company and its subsidiaries. Mr. Frederick M. Dawson owns a majority interest in Phoenix, a Florida limited partnership, and will control its operations as president of the general partner. Mr. Walter E. Riehemann owns a minority interest in Phoenix and will serve as vice president and secretary of the general partner. With the closing of the asset sale, the Company and its subsidiaries ceased substantially all of their former business operations and no longer have any employees; however, the Management Agreement specifically provides that Mr. Dawson will hold the titles of President and Chief Executive Officer of the Company and Mr. Riehemann will hold the titles of Chief Investment Officer, Treasurer and Secretary of the Company.

       Pursuant to the terms of the Management Agreement, Phoenix will be paid $100,000 per month, plus expenses, and was granted a restricted stock award for 1,725,000 shares of Class A Common Stock (subject to certain vesting provisions) in consideration for its management services. The Management Agreement has an initial term of three years commencing immediately following the consummation of the sale to Zenith, and the Company has the right to extend the term for an additional year. The Company paid Phoenix a retainer of $600,000 immediately following the consummation of the sale which will be applied by Phoenix against the fees payable by the Company during the final six months of the initial term. The restricted stock grant will vest monthly over the initial term of the Management Agreement, and Phoenix will be entitled to all rights applicable to holders of shares of Class A Common Stock with respect to all such shares from the date of grant including, without limitation, the right to receive any dividends or distributions payable on the restricted stock. Pursuant to the terms of the Management Agreement, the Company will pay Phoenix an amount which, on an after-tax basis, is sufficient to reimburse the partners of the Management Company for all taxes (exclusive of state taxes) incurred in connection with the
       Section 83(b) election which was filed with respect to such grant. It is currently anticipated that the amount of this payment will be approximately $2,900,000, payable in installments as the taxes are due. In the event the Management Agreement is terminated by the Company prior to the expiration of its initial term due to (i) the complete liquidation, dissolution and winding up of all of the business and affairs of the Company including, without limitation, the final distribution to all shareholders of the Company, or (ii) the final distribution to the holders of the Class A Common Stock of the Company, the vesting under the restricted stock grant will accelerate immediately prior to such event and the Company will make a lump sum payment to Phoenix equal to the unpaid balance of the amount it would have received in monthly management fees during the initial term of the Management Agreement.

    Other Events That Have Impacted the Company During the First Quarter of 1998

       The unfavorable publicity related to the inability of the Company and its subsidiaries to file timely financial statements, the delisting of the Company's stock, the pending litigation and subsequent indictments, A.M. Best's letter rating, and delays in completion of the Company's 1996 audit negatively impacted the Company's ability to retain customers and add new business prior to the sale to Zenith. The overall effects of these and other factors are discussed in more detail below in the "Results of Operations".

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RNIC and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations outside the state of Florida. A comparison of the Company's direct written premiums for the three months ended March 31, 1998 and the calendar year ended December 31, 1997, 1996 and 1995 (prior to reinsurance cessions or assumptions) by state is presented below:

                                      Direct Premiums Written (a)
(Dollars in millions)   1998          1997           1996          1995

Florida                $ 29.2       $ 180.8        $ 270.8       $ 284.8
Alabama                   4.1          39.1           21.7            --
North Carolina            4.4          32.2           41.4            --
Other                     1.0          28.4           22.8            --
                      -------     ---------      ---------      --------
Total                  $ 38.7       $ 280.5        $ 356.7       $ 284.8
                       ======       =======        =======       =======

  (a)  Includes  RIC,  RPC and RNIC for 1996,  RIC and RPC for 1995.

       Direct written premiums were reduced by specific reinsurance cessions (1996 and 1995), the 50 percent AmRe quota share reinsurance agreement for the Company's Florida workers' compensation business (1996 and 1995) and the 65 percent quota share reinsurance agreement (effective October 1, 1996), with another reinsurer for certain non-Florida business. This quota share reinsurance agreement was reduced to 60 percent effective January 1, 1997 and was cancelled on a run-off basis on December 31, 1997.

       The majority of the Company's premiums have been written in Florida, a regulated pricing state where premiums for guaranteed cost products are based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies which were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written on or after January 1, 1997. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. In addition, on October 9, 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written on or after January 1, 1998. The State of North Carolina approved a 13.7% decrease in loss costs effective April 1, 1997. The Company adopted the loss costs in October 1997, which resulted in an overall effective rate reduction of 8.4%.

       The Company experienced increased pricing pressures during 1997. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril and auto and focus on its core workers' compensation business. Net written premiums on these lines of business were less than $1.0 million during 1997 and were less than $0.5 million in 1996.

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

       The Company attempted to lower claims costs by applying managed care techniques and programs to workers' compensation claims, particularly by providing prompt medical intervention, integrating claims management and customer service, directing care of injured employees through a managed care provider network, and availing itself of potential recoveries under subrogation and other programs.

       Part of the Company's claims management philosophy was to seek recoveries for claims which were reinsured or which could be subrogated or submitted for reimbursement under various states' recovery programs. As a result, the Company's losses and loss adjustment expenses were offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreements, subrogation from third parties and state "second disability" funds, including the Florida Special Disability Trust Fund ("SDTF").

Results of Operations

       Three months ended March 31, 1998 compared to three months ended March 31, 1997

       The following table shows direct, assumed, ceded and net earned premiums by quarter for 1998 and 1997 (in thousands):

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------

                                            3-31-98         3-31-97          6-30-97         9-30-97         12-31-97
                                          ------------    -------------    ------------    -------------    ------------

         Direct premiums earned             $ 46,222         $ 91,516         $ 91,761        $ 77,169         $ 67,800
         Assumed premiums earned                  79            2,827            2,064           1,118           12,500
         Premiums ceded to reinsurers        (22,676)         (47,529)         (47,173)        (37,870)         (34,700)
                                           ----------       ---------        ---------       ---------        ---------

         Net premiums earned                $ 23,625         $ 46,814         $ 46,652        $ 40,417         $ 45,600
                                            ========         ========         ========        ========         ========


       The number of inforce policies were:

       Quarter Ended                           1996        1997        1998

       March 31                               22,777      30,141     18,145
       June 30                                26,002      29,602        N/A
       September 30                           28,772      25,649        N/A
       December 31                            30,081      22,357        N/A

       Direct premiums earned decreased to $46.2 million for the three months ended March 31, 1998 from $91.5 million for the same period in 1997, a net decrease of $45.3 million. Direct earned premiums have been steadily decreasing since June 1997.

       The decrease in direct earned premiums for the last six months of 1997 and the first quarter of 1998 was primarily due to the decrease in new and renewal premiums that the Company experienced in the second, third and fourth quarters of 1997 from the adverse publicity pertaining to the A.M. Best ratings of the Company's insurance subsidiaries, the Company's inability to file its 1996 Form 10-K, 1997 10-Q's and 1996 audited statutory financial statements in a timely manner, and the delisting of the Company's stock by NASDAQ.

       Direct premiums earned increased to $91.5 million for the three months ended March 31, 1997 from $74.6 million for the same period in 1996, a net increase of $16.9 million. The increase in the direct premiums earned for the three months ended March 31, 1997 was primarily the result of the following factors:

                   The infusion of  approximately  $68.9 million of capital into the Company's insurance subsidiaries from the IPO proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums are earned pro rata over the policy period (usually 12 months) therefore, increased premiums written during the last nine months of 1996 will have a positive impact on earned premiums in 1996 and 1997.

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

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The fronting agreement was cancelled effective December 31, 1997. The cancellation of the fronting agreement was the primary reason that the assumed premiums decreased to $79 from $2,827 for the three months ended March 31, 1998 from the same period in 1997. The increase in assumed premiums earned during the fourth quarter of 1997 from previous quarters was primarily the result of the Company recording $11.4 million of earned premiums from the National Council on Compensation Insurance, Inc. ("NCCI") pool participation. The assumed premiums from the fronting agreement increased from approximately $1.1 million at March 31, 1996 to approximately $2.3 million at March 31, 1997, which primarily accounts for the increase in assumed premiums of approximately $1.4 million during this period.

       For the years ended December 31, 1997 and 1996, the Company ceded approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996) with Chartwell. The Company terminated the agreement with Chartwell at December 31, 1997; however, the reinsurer continues to receive premiums and to be responsible for their portion of all losses incurred on policies effective before the termination date. The decrease in ceded premiums to $22.7 million for the three months ended March 31, 1998 from $47.5 million for the same period in 1996, a net decrease of $24.8 million, was due primarily to the decrease in direct premiums earned discussed above. The increase in premiums ceded in 1997 was primarily related to the increase in direct premiums earned.

       Fee income for the three months ended March 31, 1998 was $5.2 million compared to $5.1 million for the same period in 1997, a net increase of $0.1 million. The amount and composition of fee income was comparable between periods. Fee income for the three months ended March 31, 1997 was $5.1 million compared to $7.1 million for the same period in 1996, a net decrease of $2.0 million. The decrease between 1996 and 1997 was primarily due to the loss of service fees from the conversion of the NARM self insurance funds of North Carolina and Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RWI service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company and growth in other existing fee products.

       Net realized gains for the three months ended March 31, 1998 was $1.5 million compared to $0 for the same period in 1997. The net realized gains consist primarily of the $1.3 million gain on the sale of Third Coast, more fully discussed in Note 2 of the consolidated financial statements contained in this document, and $0.2 million in gains on the sale of available for sale securities. There were no realized gains or losses during the first quarter of 1997.

       Net investment income for the three months ended March 31, 1998 was $3.3 million compared to $3.9 million for the same period in 1997, a net decrease of $0.6 million. The decline in investment income was due to a decline in invested assets of approximately $30.0 million for the three month period ended March 31, 1998 compared to the same period in 1997.

       Net investment income for the three months ended March 31, 1997 was $3.9 million compared to $1.6 million for the same period in 1996, a net increase of $2.3 million. Investment income consists entirely of earnings from the investment portfolio, excluding realized gains and losses. The actual yield on invested assets is comparable between quarters.

       The decrease in accounts payable and other accrued expenses of $24.6 million in the first quarter of 1998 was due primarily to the payment of $3.6 million of accounts payable and accrued expenses, the payment of $1.6 million of federal income taxes, the transfer of security deposits of $2.9 million to premiums receivable, the payment of $6.2 million of accrued commissions, the payment of $1.7 million of accrued premium taxes, a decrease in the FPA accrual of $1.2 million, payment of $7.6 million of reinsurance balances and an increase in various other accrual balances of $0.2 million. The decrease in the invested assets of $22.3 million during the first quarter of 1998 was caused primarily by the liquidation of investments to pay these items.

       The decrease in premiums receivables of $10.8 million during the first quarter of 1998 was primarily due to the significant decline in direct written premiums as discussed above.

       Losses and loss adjustment expenses for the three months ended March 31, 1998 were $20.2 million compared to $32.5 million for the same period in 1997, a net decrease of $12.3 million. The $12.3 million decrease was primarily due to a significant decrease in earned premiums during the first quarter combined with reserve increases of approximately $4.2 million. Losses and loss adjustment expenses for the three months ended March 31, 1997, were $32.5 million compared to $24.4 million for the same period in 1996, a net increase of $8.1 million. The $8.1 million increase was primarily due to loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations.

       The loss ratio for the three months ended March 31, 1998, 1997 and 1996 was 85.5 percent, 69.5 percent and 63.5 percent, respectively. The increase in the 1998 loss ratio of 16 percent was due primarily to adverse loss development in 1997 and prior accident years from certain business written in Florida of approximately $2.15 million, adverse loss development in Alabama and North Carolina of approximately $0.9 million and adverse loss development of $1.2 million in business written by RNIC and RPC in several smaller states. The increase in the 1997 loss ratio was due to adverse loss development in 1996 and prior accident years from certain business written in Alabama of approximately $4.0 million, adverse loss development of approximately $1.8 million in certain business written by RNIC in several smaller states, and favorable loss development of $2.5 million from business written in North Carolina.

       Unallocated loss adjustment expenses for the three months ended March 31, 1998 were $2.2 million compared to $4.0 million for the same period in 1997, a net decrease of $1.8 million. The decrease was primarily due to a significant decrease in premium volume. Unallocated loss adjustment expenses for the three months ended March 31, 1997, were $4.0 million compared to $2.8 million for the same period in 1996, a net increase of $1.2 million. This increase was primarily due to the increased premium volume and increased loss reserves during this period. The unallocated loss adjustment expense ratio for the three months ended March 31, 1998, 1997 and 1996 was 9.4 percent, 8.5 percent and 7.3 percent, respectively. The 9.4 percent ratio at March 31, 1998 is comparable to the December 31, 1997 year to date ratio of 10.7 percent. The 1.2 percent increase in the 1997 ratio was primarily due to increased personnel and personnel related costs.

       Commissions, general and administrative expenses for the three months ended March 31, 1998 were $11.8 million compared to $14.4 million for the same period in 1997. The net decrease of $2.6 million from 1997 to 1998 was primarily attributable to a $4.3 million decrease in personnel expenses, a $3.6 million increase in legal and consulting expenses, and a $1.9 million decrease in premium taxes, agents commissions, ceding commission income and underwriting expenses. Commissions, underwriting and administrative expenses for the three months ended March 31, 1997 were $14.4 million compared to $13.0 million for the same period in 1996. The net increase of $1.4 million from 1996 to 1997 was attributable to increases in commissions and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees to support the premium growth and increases in legal expenses from actions initiated in 1996. The net increase in those expenses were partially offset by increased ceding commission income of $4.0 million received from reinsurers under the quota share reinsurance agreements. The Company's total employees were 561, 820 and 739 at March 31, 1998, 1997 and 1996, respectively.

       Interest expense for the three months ended March 31, 1998 was $0.5 million compared to $0.5 million for the same period in 1997. The amount and composition of outstanding debt was also comparable during these periods. Interest expense for the three months ended March 31, 1997 was $0.5 million compared to $1.1 million for the same period in 1996. The decrease was due to the repayment of approximately $28.6 million of debt in March 1996 using the proceeds from the initial public offering.

       Depreciation and amortization expense for the three months ended March 31, 1998 was $3.1 million compared to $1.9 million for the same period in 1997, a net increase of $1.2 million. The increase was due to the issuance of the additional stock during the first quarter of 1998 relating to the IAA acquisition of $0.6 million and increased depreciation expense of $0.6 million. Depreciation and amortization expense for the three months ended March 31, 1997 were $1.9 million compared to $1.0 million for the same period in 1996, a net increase of $0.9 million. The increase was primarily the result of amortization of goodwill related to the acquisitions of CompSource and IAA in 1996, and additions to property and equipment during 1996 necessary to support the Company's growth. This increase in depreciation and amortization in 1997 was partially offset by the reduction in recurring amortization of goodwill from a $3.0 million writedown of goodwill associated with RWI and a $2.8 million writedown of goodwill associated with the IAA acquisition in the fourth quarter of 1996.

       The effective tax rate for the three months ended March 31, 1998 was 0 percent compared to 40.6 percent for the same period in 1997. The decline in the tax rate was primarily due to the Company's uncertainty of its ability to recover the tax benefit pertaining to the March 31, 1998 loss. The effective tax rate for the three months ended March 31, 1997 was 40.6 percent compared to 36.8 percent for the same period in 1996. The increase in the tax rate is principally due to the increase in the amortization of goodwill, which is non-deductible for tax purposes.

       The weighted average common shares outstanding for the three months ending March 31, 1998 was 36,868,114 versus 37,775,562 for the three months ending March 31, 1997. The decrease in the weighted average number of shares was due primarily to the inclusion of certain common stock equivalents for stock options at March 31, 1997 that were cancelled in October 1997 and no longer included at March 31, 1998. The weighted average common shares outstanding for the three months ending March 31, 1997 was 37,775,562 versus 32,536,343 for the three months ending March 31, 1996. The increase in the weighted average number of shares was due primarily to the inclusion of the shares issued in connection with the February 29, 1996 IPO for the entire first quarter of 1997 versus the inclusion of shares issued in connection with the IPO for only one month for the first quarter of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

       Liquidity and Capital Resources

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5, the Company and certain of its subsidiaries have sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash on April 1, 1998. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow will be generated from investment income. The Company's future cash requirements will be satisfied through investment income and the liquidation of investments.

       Cash flow from operations for the quarter ended March 31, 1998 and for the years ended December 31, 1997 and 1996 was $(21.6) million, $(22.9) million and $28.1 million, respectively. The decrease from January 1, 1998 to March 31, 1998 was due primarily to reductions in unearned premiums resulting from a decrease in direct premiums written and increases in losses and loss adjustment expenses, unallocated loss adjustment expenses and commissions, underwriting and administration expenses in relation to premiums earned during the first quarter of 1998. The increase from 1996 to 1997 was primarily due to reductions in
       unearned  premiums  and  loss  and  loss  adjustment   expense  reserves
       resulting from a decrease in direct premiums written, as well as increases in commissions, general and administration expenses and unallocated loss adjustment expenses.

       The Company has projected cash flows through September 1998 and believes it has sufficient liquidity and capital resources to support its operations.

       At March 31, 1998, the Company had recorded $43.9 million in accrued net recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. During the first quarter of 1998, the Company received net payments from the SDTF totaling $0.9 million. For the years ended December 31, 1997, 1996 and 1995, the Company received net payments from the SDTF totaling $5.9 million, $2.5 million and $0.9 million, respectively.

     Barring any adverse  legislative  change, the Company believes that it will ultimately collect the entire balance of SDTF recoverables and that periodic reimbursement will be received following submission of proof of claim and reimbursement requests. During its approximate 40-year history, the SDTF has historically paid reimbursement requests for claims it determined were eligible for reimbursement. The Company does not believe that the SDTF will fail to meet its obligations to pay eligible reimbursement requests, although there can be no assurance in this regard. The failure of the SDTF to meet its obligations could adversely affect the liquidity of the Company.

       As of March 31, 1998 and 1997, the Company's insurance subsidiaries had combined statutory capital and surplus of $101.4 million and $88.0 million, respectively. The individual capital and surplus of each of the Company's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their state of domicile.

       In addition, the liquidity of the Company could be adversely affected by certain legal issues and the final payment of the ultimate purchase price to be paid by Zenith. See "Legal Proceedings" and "Recent Developments."

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


Part II    Other Information

Item 1.    Legal Proceedings

       Between November 20, 1996 and January 31, 1997, nine shareholder class action lawsuits were filed against RISCORP, Inc. and other defendants in the United States District Court for the Middle District of Florida (the "Securities Litigation"). In March 1997, the court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, Inc., three of its executive officers, one non-officer director and three of the underwriters for
       RISCORP, Inc.'s initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP, Inc. Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that RISCORP, Inc.'s Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of sections 11 and 15 of the Securities Act and sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages. Pursuant to court ordered mediation, counsel for the parties have engaged in discussions in an effort to resolve the Securities Litigation. On January 14, 1998, counsel for the Company, counsel for William D. Griffin and counsel for the plaintiffs reached an oral agreement on terms to recommend to their clients to settle this litigation. This agreement was confirmed in a written Memorandum of Understanding executed by counsel for the respective parties as of April 29, 1998. The proposed settlement is contingent upon the following: execution of a definitive settlement agreement and implementing pleadings and other documentation; consummation of the transactions contemplated by the Purchase Agreement with Zenith; disclosure of certain documents to plaintiff's counsel and interviews by them of various individuals to verify information relating to the settlement; certification of a settlement class; satisfaction of all requirements for settlement under Rule 23 of the Federal Rules of Civil Procedures; payment by RISCORP of $21.0 million into a settlement fund for the benefit of the settlement class; and release by members of the settlement class of all claims against the defendants. Counsel to the parties are in the process of finalizing the initial settlement documents. Under Rule 23, the settlement will require preliminary approval by the court as to the fairness of the terms of the settlement, notice to the settlement class and an opportunity to object to the terms of the settlement or to exclude themselves from the settlement class, and final approval by the court following a hearing on the fairness of the settlement.

       The Company estimates that $8.0 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. The Company recognized the $21.0 million proposed settlement and the related insurance proceeds in the December 31, 1997 financial statements. Given the preliminary nature of this settlement and the various contingencies relating to its consummation, there can be no assurance that this litigation will be ultimately settled on this basis.

       In April 1996, RISCORP Insurance Company and certain officers and directors were named as defendants in a purported class action suit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). In this action, the plaintiffs claimed that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The plaintiffs sought compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claimed to be former policyholders of CMIC and claimed to represent others similarly situated. In June 1997, the plaintiffs amended the complaint to add as additional defendants Zenith Insurance Company and the Florida Department of Insurance. The plaintiffs seek only equitable relief against the two new defendants.

       On December 5, 1997, counsel for the parties reached an agreement to recommend to their respective clients a settlement of the claims asserted in the Vero Cricket litigation. Plaintiff's counsel has confirmed that the terms of the settlement are acceptable to the named plaintiffs. The Company's Board of Directors has approved the terms of the settlement. The settlement is contingent upon preliminary approval by the court as to the fairness of the settlement, certification of a settlement class, notice to the settlement class, opportunity of the settlement class members to object and withdraw, no termination by either party and final approval by the court. The court's preliminary approval was given on April 16, 1998, and the Settlement and Fairness Hearing has been scheduled for June 22, 1998. Pursuant to the terms of the settlement agreement and subject to the satisfaction of the contingencies discussed above, RISCORP Insurance Company will pay to the plaintiffs a settlement amount of $475,000. The Company estimates that 75 percent of the settlement amount will be covered by insurance. The Company recognized the $475,000 settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997.

       On September 18, 1997, the United States Attorney's office in Pensacola, Florida announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William
       D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. No sentencing date for RMS has been set. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. RMS agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines and costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.

       On July 17, 1997, plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin and several other former officers of the Company. The suit alleged violations of federal and state securities laws, common law fraud and breach of contract resulting from the purchase by the Company of shares of IAA from Albrecht and Norman in 1996, as described above. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2.0 million to plaintiffs, RISCORP, Inc. advanced $2.3 million to plaintiffs against an anticipated final distribution to shareholders and RISCORP, Inc. accelerated a distribution of 790,336 additional shares of Class A Common Stock to the plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman, dated as of September 17, 1996. The Company estimates that $2.0 million of insurance proceeds will be available to offset the total settlement amount as well as related costs and expenses. The Company recognized the $2.0 million settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. As part of the settlement agreement, the plaintiffs agreed to vote all their shares of Class A Common Stock in favor of the Purchase Agreement and the transaction contemplated therein. Plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and, thus, these plaintiffs hold 13 percent of the outstanding shares of Class A Common Stock.

       On August 20, 1997, Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund is an association of self-insured employers who agreed to transfer, in a Loss Portfolio Transfer Agreement (the "Agreement") dated August 26, 1996, substantially all of its assets and liabilities to the Company. Co-defendant, Peter D. Norman, was a principal and officer of IAA. The complaint alleges that Normal and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that the Company has breached certain provisions of the Agreement and owes the Fund monies under the terms of the Agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RISCORP by approximately $6.0 million in the subject transaction.

       The court has granted defendant's Motion to Compel Arbitration per the terms and provisions of the Agreement. The other parties to the litigation have agreed to attempt to mediate their disputes on May 28 - 29, 1998, and have invited the Company to participate in that mediation. Assuming mediation fails, the dispute between the Company and the Fund will be resolved through arbitration. The Company intends to vigorously defend this claim, and believes that application of appropriate accounting and actuarial principles and methodologies to the calculation at issue may indicate that monies are instead owed to the Company by the Fund.

       On or about April 13, 1998, the Fund filed a Motion for Preliminary Injunction which seeks to enjoin the Company from distributing any dividends or making any type of distributions to shareholders, withdrawing any proceeds from the escrow account established with certain proceeds received from Zenith, or dissolving the Company. Although somewhat confusing, the motion appears to be based on the failure of the Company to specifically identify this lawsuit in its proxy statement issued in connection with the sale to Zenith. The Company believes the motion to be completely without merit and will be filing an appropriate response in the near future. The motion was originally set for hearing on May 14, 1998, but has been continued.

       In June 1997, the Company terminated a number of employees in connection with the workforce reduction. As a result of the workforce reduction and the sale to Zenith, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.

       On March 13, 1998, RIC and RPC were added as defendants in a purported class action filed in the United District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale.

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

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The

       Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5, the Company and certain of its subsidiaries have sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash on April 1, 1998. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow will be generated from investment income. The Company's future cash requirements will be satisfied through investment income and the liquidation of investments.

Item 2.    Changes to Securities

       None.

Item 3.Defaults Upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

       On March 26, 1998, the Company held a Special Meeting of the Shareholders of RISCORP, Inc. to (1) vote upon the approval and adoption of an Asset Purchase Agreement (the "Purchase Agreement") whereby substantially all of the assets of RISCORP, Inc. and certain of its subsidiaries would be acquired by Zenith Insurance Company, and (2) to vote upon the approval for the adjournment or postponement of the Special Meeting of the Shareholders if the Company failed to receive a sufficient number of votes to approve the adoption of the Asset Purchase Agreement.

       Pursuant to the Company's Amended and Restated Article of Incorporation, holders of Class B Common Stock are entitled to ten votes per share and the holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders of the Company. There were 243,344,430 Class B votes cast "for" proposal 1, and proposal 2, consisting of 100 percent of the outstanding shares of Class B Common Stock. Holders of the Class A Common Stock voted their shares as set forth below for the proposals.

                            Proposal 1                Proposal 2
                       ----------------      --------------------

     For                     8,307,109                  8,038,491
     Against                   194,812                    460,646
     Abstained                  58,315                     61,099
     Broker non votes        3,563,776                  3,563,776
     Votes withheld            409,659                    409,659
                          ------------               ------------

     Total                  12,533,671                 12,533,671
                            ==========                 ==========

Item 5.    Other Information

       None.

Item 6.Exhibits and Reports on Form 8-K

       a)  Exhibit

            11    Statement Re Computation of Per Share Earnings

            27    Financial Data Schedules

       b)  Reports on Form 8-K

                         The  Company  filed a Form  8-K on  April  15,  1998 in
                    connection with the consummation of the transactions contemplated in the Asset Purchase Agreement between the Company, certain of its subsidiaries named therein and Zenith Insurance Company, as described more fully in Part 1,
                    Item 1 of this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RISCORP, INC.
                  (Registrant)




                  By:      /s/Walter E. Riehemann

                  Walter E. Riehemann
                  Senior Vice President and Secretary

                  Date:    May 15, 1998





                  By:      /s/Edward W. Buttner IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    May 15, 1998