Form 10-Q/A
period 1998-03-31
RISCORP INC
filed 1998-06-15
CIK 1003957

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



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               March 31, 1998 and December 31, 1997                                        3-4


                           Consolidated Statements of Income -
                               For the three months ended March 31, 1998 and 1997                            5


                           Consolidated Statements of Cash Flows -
                               For the three months ended March 31, 1998 and 1997                            6


                           Notes to Consolidated Financial Statements                                     7-14


           Item 2.         Management's Discussion and Analysis of Financial                             15-23
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                             23-27

           Item 2.         Changes to Securities                                                            27

           Item 3.         Defaults Upon Senior Securities                                                  27

           Item 4.         Submission of Matters to a Vote of Security Holders                              27

           Item 5.         Other Information                                                                28

           Item 6.         Exhibits and Reports on Form 8-K                                                 28

                           Signatures                                                                       29


Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                         March 31, 1998     December 31, 1997
Assets                                                                                   (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $114,974 in 1998 and $142,876 in 1997)                            $     117,590         $     145,571
   Fixed maturities available for sale, at fair value
      (amortized cost $59,448 in 1998 and $53,437 in 1997)-restricted                          59,844                53,820
   Fixed maturities held to maturity, at amortized cost
      (fair value $24,008 in 1998 and $24,347 in 1997)                                         23,751                24,090
                                                                                        -------------             ---------
     Total investments                                                                        201,185               223,481


Cash and cash equivalents                                                                      15,168                16,858
Cash and cash equivalents-restricted                                                           14,385                13,295
Premiums receivable, net                                                                       83,556               100,183
Accounts receivable--other                                                                     19,278                16,720
Recoverable from Florida Special Disability Trust Fund, net                                    44,552                45,211
Reinsurance recoverables                                                                      213,667               184,251
Prepaid reinsurance premiums                                                                   21,680                29,982
Prepaid managed care fees                                                                       6,182                 8,420
Accrued reinsurance commissions                                                                38,670                37,188
Deferred income taxes                                                                          22,361                22,120
Property and equipment, net                                                                    25,546                26,665
Goodwill                                                                                       14,069                15,286
Other assets                                                                                    6,738                 9,990
                                                                                         ------------         -------------
Total assets                                                                             $    727,037         $     749,650
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


                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                 (in thousands)


                                                                                            March 31,      December 31, 1997
                                                                                              1998
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                  $     461,657       $      437,038
   Unearned premiums                                                                           43,177               56,324
   Notes payable of parent company                                                             15,000               15,000
   Notes payable of subsidiaries                                                                  527                  609
   Deposit balances payable                                                                     3,913                5,512
   Accrued expenses and other liabilities                                                      42,409               65,885
   Net assets in excess of cost of business acquired                                            5,544                5,749
                                                                                              -------              -------
          Total liabilities                                                                   572,227              586,117
                                                                                              -------              -------

Shareholders' equity:
   Class A Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding:
       12,646,253 in 1998 and 11,855,917 in 1997                                                  129                  120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding;
       24,334,443 in 1998 and 1997                                                                243                  243
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized; 0 shares issued and outstanding                                                 --                   --
   Additional paid-in capital                                                                 136,609              135,974
   Retained earnings                                                                           15,873               25,195
   Treasury stock - at cost, 112,582 shares
                                                                                                   (1)                  (1)
   Accumulated Other Comprehensive Income:
   Net unrealized gains on investments                                                          1,957                2,002
                                                                                             --------             --------
          Total shareholders' equity                                                          154,810              163,533
                                                                                             --------             --------

          Total liabilities and shareholders' equity                                     $    727,037          $   749,650
                                                                                         ============          ===========











See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
               For the three months ended March 31, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)         (Unaudited)
   Revenue:
       Premiums earned                                                                 $       25,819          $   46,814
       Fee income                                                                               5,723               5,146
      Net realized gains                                                                        1,461                  --
       Net investment income                                                                    3,306               3,946
                                                                                                -----               -----
          Total revenue
                                                                                               36,309              55,906
                                                                                               ------              ------

   Expenses:
       Losses and loss adjustment expenses                                                     24,016              32,547
       Unallocated loss adjustment expenses                                                     2,561               4,019
       Commissions, underwriting and administrative expenses                                   15,515              14,437
       Interest expense                                                                           469                 482
       Depreciation and amortization                                                            3,069               1,933
                                                                                                -----               -----
          Total expenses
                                                                                               45,630              53,418
                                                                                               ------              ------

   (Loss) Income before income taxes                                                          (9,321)               2,488

   Income taxes
                                                                                                   --               1,009

   Net (loss) income                                                                         $(9,321)             $ 1,479
                                                                                              =======               =====

   Per share data:
      Net (loss) income per common share-basic                                             $   (0.25)             $  0.04
                                                                                                =====                ====

      Net (loss) income per common share-diluted                                            $  (0.25)             $  0.04
                                                                                                =====              ======


   Weighted average common shares outstanding                                             36,868,114           37,467,000
                                                                                          ==========           ==========
   Weighted average common shares and common
        share equivalents outstanding                                                     36,868,114           37,775,562
                                                                                          ==========           ==========








See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1998 and
                                      1997
                                 (in thousands)

                                                                                               1998             1997
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash used in operating activities                                                      $  (20,882)       $  (13,557)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                          (693)           (2,069)
     Proceeds from the sale of equipment                                                           --                23
     Purchase of fixed maturities available for sale                                          (14,684)           (8,465)
     Purchase of fixed maturities held to maturity                                             (2,903)               --
     Proceeds from sale of fixed maturities available for sale                                 31,623            27,297
     Proceeds from maturities of fixed maturities available for sale                            5,369             2,452
     Proceeds from maturities of fixed maturities held to maturity                              3,250             1,000
                                                                                         ------------     -------------

       Net cash provided by investing activities                                               21,962            20,238
                                                                                          -----------      ------------

Cash flows from financing activities:
     Principal repayments of notes payable                                                        (82)              (59)
     (Decrease) increase in deposit balances payable                                           (1,598)              205
     Unearned compensation--stock options                                                          --               173
     Purchase of treasury stock                                                                    --            (2,100)
     Other, net                                                                                    --              (222)
     Transfer of cash and cash equivalents to restricted                                       (1,090)               --
                                                                                         ------------   ---------------

       Net cash used in financing activities                                                   (2,770)           (2,003)
                                                                                         ------------      ------------

Net (decrease) increase in cash and cash equivalents                                           (1,690)            4,678

Cash and cash equivalents, beginning of period                                                 16,858            26,307
                                                                                          -----------      ------------
Cash and cash equivalents, end of period                                                   $   15,168       $    30,985
                                                                                           ==========       ===========


Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                      $        460     $         462
                                                                                         ============     =============
           Income taxes                                                                   $     1,585      $      3,057
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

       The Company accounted for its 50 percent investment in Third Coast on the equity basis of accounting, whereby the Company's recorded investment is adjusted for its proportionate share of earnings or losses of Third Coast. The Company discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced the Company's investment in Third Coast to $0. In addition, the Company has not made any financial guarantees relating to Third Coast and has not made any financial commitments to provide any future funding to Third Coast.

       The Company and HCSC entered into an agreement dated March 11, 1998 for the purchase of the Company's 50 percent interest in Third Coast for $1,324,001. The effective date of the transaction was January 1, 1998. The gain on the sale of Third Coast of $1,324,001 was included in net realized gains at March 31, 1998. The Company received all the funds due in connection with this transaction on April 3, 1998. In connection with the closing of the sale to Zenith, the Company received notice that Zenith believes that it is entitled to the proceeds from the sale of Third Coast. The Company disputes Zenith's entitlement to these proceeds and intends to vigorously defend any claim asserted by Zenith related to the Third Coast transaction.


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

       Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company is obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million on September 17, 1998. However, in no event will the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. Due to decreases in the market value of the Company's Class A Common Stock, 790,336 additional shares of the Company's Class A Common Stock valued at $642,148 were issued on January 9, 1998 to the former shareholders of IAA. The market value of the stock on January 9, 1998 was $0.8125 per share.

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

       In April 1996, RISCORP Insurance Company ("RIC") and certain officers and directors were named as defendants in a purported class action suit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). In this action, the plaintiffs claimed that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The plaintiffs sought compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claimed to be former policyholders of CMIC and claimed to represent others similarly situated. In June 1997, the plaintiffs amended the complaint to add as additional defendants Zenith Insurance Company and the Florida Department of Insurance ("FDOI"). The plaintiffs seek only equitable relief against the two new defendants.

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

       The Company estimates that 75 percent of the settlement amount will be covered by insurance. The Company recognized the $475,000 settlement and the related insurance proceeds in the financial statements as of December 31, 1997.

       On September 18, 1997, the United States Attorney's office in Pensacola, Florida, announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William
       D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. Sentencing has been scheduled for August 10, 1998. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. RMS agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines and costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.

       On July 17, 1997, plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin and several other former officers of the Company. The suit alleged violations of federal and state securities laws, common law fraud and breach of contract resulting from the purchase by the Company of shares of IAA from Albrecht and Norman in 1996, as described above. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for the plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2.0 million to the plaintiffs, RISCORP, Inc. advanced $2.3 million to the plaintiffs against an anticipated final distribution to shareholders and RISCORP, Inc. accelerated a distribution of 790,336 additional shares of Class A Common Stock to the plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman, dated as of September 17, 1996. The Company estimates that $2.0 million of insurance proceeds will be available to offset the total settlement amount, as well as related costs and expenses. The Company recognized the $2.0 million settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. As part of the settlement agreement, the plaintiffs agreed to vote all their shares of Class A Common Stock in favor of the Purchase Agreement and the transaction contemplated therein. The plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and, thus, these plaintiffs hold 13 percent of the outstanding shares of Class A Common Stock.

       On August 20, 1997, Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund is an association of self-insured employers who agreed to transfer, in a Loss Portfolio Transfer Agreement (the "Agreement") dated August 26, 1996, substantially all of its assets and liabilities to the Company. Co-defendant, Peter D. Norman, was a principal and officer of IAA. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that the Company has breached certain provisions of the Agreement and owes the Fund monies under the terms of the Agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RISCORP by approximately $6.0 million in the subject transaction.

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

       On or about April 13, 1998, the Fund filed a Motion for Preliminary Injunction which seeks to enjoin the Company from distributing any dividends or making any type of distributions to shareholders, withdrawing any proceeds from the escrow account established with certain proceeds received from Zenith, or dissolving the Company. Although somewhat confusing, the motion appears to be based on the failure of the Company to specifically identify this lawsuit in its proxy statement issued in connection with the sale to Zenith. The motion was denied on June 12, 1998.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale. Zenith has provided the Company with notice that it disputes this claim. On April 22, 1998, pursuant to an Omnibus Administrative Scheduling Order dated January 23, 1998, RISCORP adopted certain motions to dismiss the Amended Complaint filed by various other defendants in this action. These motions, if granted, would be entirely dispositive of the action. The motions have been fully briefed. Plaintiffs have filed a motion for class certification, and the parties are engaged in discovery. A hearing has been scheduled for June 30, 1998 on the class certification issue. Management intends to contest the case vigorously.

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


(5)    Sale to Zenith Insurance Company ("Zenith")

       On June 17, 1997, RISCORP, Inc. and certain of its subsidiaries entered into an Asset Purchase Agreement for the sale of substantially all of the assets and the assumption of certain liabilities of RISCORP and its subsidiaries to Zenith in exchange for cash. The Asset Purchase Agreement was amended on June 26, 1997, July 11, 1997 and March 30, 1998 (such agreement, as so amended, shall be hereinafter referred to as the "Asset Purchase Agreement"). On March 26, 1998, RISCORP, Inc. held a Special Meeting of Shareholders for the purpose of voting upon the proposal to approve and adopt the Asset Purchase Agreement. The shareholders approved the Asset Purchase Agreement on March 26, 1998, the transaction closed on April 1, 1998 (the "Closing Date") and, on that date, RISCORP, Inc. and its subsidiaries (collectively, "RISCORP") ceased substantially all of its former business operations. Capitalized terms used in these notes and not otherwise defined herein shall have the meanings ascribed to them in the Asset Purchase Agreement.

       Not later than 70 days after April 1, 1998, RISCORP's representatives were required under the terms of the Asset Purchase Agreement to deliver to Zenith an audited statement of Transferred Assets and Transferred Liabilities as of the Closing Date (the "Proposed Business Balance Sheet"). RISCORP delivered to Zenith the Proposed Business Balance Sheet on June 8, 1998. If Zenith and RISCORP are able to agree in writing on the manner in which items should be treated and the appropriateness of the amounts contained on the Proposed Business Balance Sheet, the Proposed Business Balance Sheet shall become the Final Business Balance Sheet, with Zenith to pay, subject to amounts to be deposited into escrow, any excess in the value of the Transferred Assets over the Transferred Liabilities, less the $35.0 million paid on April 2, 1998, as the final purchase price. If, however, RISCORP and Zenith are unable to agree on the manner in which any items should be treated in the preparation of the Final Business Balance Sheet, such disputed items will be submitted to Neutral Auditors or Neutral Actuaries, as appropriate, for a final and binding determination of such issues. Pursuant to the terms of the Asset Purchase Agreement, the Neutral Auditors and the Neutral Actuaries shall act as experts and not as arbitrators to determine the resolution, based on the Accounting Principles and Actuarial Principles, as the case may be, of those issues (and only those issues) still in dispute.

       In accordance with the Asset Purchase Agreement, on April 2, 1998, Zenith transferred $25.0 million to RISCORP and an additional $10.0 million into an interest-bearing escrow account as payment of the initial and minimum purchase price. The ultimate purchase price for the net assets of RISCORP and its subsidiaries acquired by Zenith will be based on the Final Business Balance Sheet, as determined in accordance with the terms of the Asset Purchase Agreement, subject to the minimum purchase price of $35.0 million. Zenith is required to pay the remaining purchase price to RISCORP, plus interest thereon of 6.13 percent from the Closing Date through the final payment date, in cash, less the additional amount required to be deposited into escrow, not later than 135 days after April 1, 1998.

       In accordance with the terms of the Asset Purchase Agreement, 15 percent of the total purchase price is required to be held in escrow for a period of two years from the Closing Date. The escrowed funds will be disbursed pursuant to the terms of the Escrow Agreement. The escrowed funds will be invested in United States government debt obligations or in money market funds secured by such debt obligations. Interest income on the escrowed funds will be paid to RISCORP at the end of each calendar quarter.

       In accordance with a letter agreement dated April 1, 1998 between Zenith and RISCORP, RISCORP has retained assets necessary for each of its insurance subsidiaries to maintain the minimum capital and surplus required by law to remain in good standing in the State where each company is located (the "Definite Exclusions"). In accordance with the provisions of this letter agreement, RISCORP's insurance subsidiaries retained marketable securities with carrying values of $11.4 million as of April 1, 1998.

       In  addition,  in the event that  RISCORP is unable to transfer to Zenith
       (i) certain certificates of deposit and securities held by regulatory authorities, (ii) the stated capital of the selling entities other than the insurance subsidiaries, or (iii) certain certificates of deposit and securities held in trust under certain reinsurance agreements prior to the date that Zenith is required to pay the final purchase price, such assets, at Zenith's option and in its sole discretion, shall be deemed not to be transferred to Zenith (the "Possible Exclusions"). If the retention by RISCORP of the Definite Exclusions or any of the Possible Exclusions results in the value of the Transferred Liabilities exceeding the value of the Transferred Assets, the minimum purchase price specified in the Asset Purchase Agreement will be reduced.

       On June 8, 1998, pursuant to the provisions of the Asset Purchase Agreement, RISCORP delivered to Zenith the audited Proposed Business Balance Sheet indicating a purchase price of approximately $141.0 million. The determination of the ultimate purchase price is subject to review by Zenith of the Proposed Business Balance Sheet and a dispute resolution process; therefore, the final purchase price cannot be determined at this time and may differ materially from the purchase price reflected in the Proposed Business Balance Sheet.

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

                                                                               1998             1997
                                                                           -------------    -------------

 Net (loss) income                                                            $  (9,321)     $   1,479
 Unrealized (losses) gains on securities available for sale:
    Unrealized holding losses during the period                                    (133)        (1,555)
    Reclassification  adjustment  for realized gains included in net earnings
                                                                                     89              -

 Comprehensive loss                                                           $  (9,365)      $    (76)
                                                                              =========       =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This quarterly report on Form 10-Q/A contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

Recent Developments

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Financial Statements, Note 5 for further discussion of the Zenith transaction.

       The Phoenix Management Company, Ltd.

       In contemplation of the sale to Zenith, on February 18, 1998, the Company entered into a Management Agreement (the "Management Agreement") with The Phoenix Management Company, Ltd. ("Phoenix") for the provision of various management services to the Company immediately following the closing of such transaction, including undertaking the day-to-day operating responsibilities of the Company and its subsidiaries. Mr. Frederick M. Dawson owns a majority interest in Phoenix, a Florida limited partnership, and controls its operations as president of the general partner. Mr. Walter E. Riehemann owns a minority interest in Phoenix and serves as vice president and secretary of the general partner. With the closing of the asset sale, the Company and its subsidiaries ceased substantially all of their former business operations and no longer have any employees; however, the Management Agreement specifically provides that Mr. Dawson will hold the titles of President and Chief Executive Officer of the Company and Mr. Riehemann will hold the titles of Chief Investment Officer, Treasurer and Secretary of the Company.

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

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RISCORP National Insurance Company ("RNIC") and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations. A comparison of the Company's direct written premiums for the three months ended March 31, 1998 and the calendar year ended December 31, 1997, 1996 and 1995 (prior to reinsurance cessions or assumptions) by state is presented below:

                                                                 Direct Premiums Written (a)
(Dollars in millions)                     1998          1997           1996          1995

Florida                                   $ 29.2       $ 180.8        $ 270.8       $ 284.8
Alabama                                      4.1          39.1           21.7            --
North Carolina                               4.4          32.2           41.4            --
Other                                        1.0          28.4           22.8            --
                                        --------     ---------      ---------      --------
Total                                     $ 38.7       $ 280.5        $ 356.7       $ 284.8
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

       The majority of the Company's premiums have been written in Florida, a regulated pricing state where premiums for guaranteed cost products are based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies which were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written on or after January 1, 1997. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. In addition, on October 9, 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written on or after January 1, 1998. The State of North Carolina approved a 13.7 percent decrease in loss costs effective April 1, 1997. The Company adopted the loss costs in October 1997, which resulted in an overall effective rate reduction of 8.4 percent.

       The Company experienced increased pricing pressures during 1997. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril and auto and focus on its core workers' compensation business. Net written premiums on these lines of business were less than $1.0 million during 1997 and were less than $0.5 million in 1996.

          In addition, in June 1997, the Company implemented a strategic plan to consolidate several of its field offices and announced its intention to close all field offices, except Charlotte, North Carolina, and Birmingham, Alabama, by the end of 1997, and to cease writing new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas. The estimated impact of the decision to discontinue writing business in these states was a reduction of approximately $16.0 million in direct premiums written.

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

Results of Operations

       Three months ended March 31, 1998 compared to three months ended March 31, 1997

       The following table shows direct, assumed, ceded and net earned premiums by quarter for 1998 and 1997 (in thousands):

                                                                       Three Months Ended
                                          ------------------------------------------------------------------------------

                                            3-31-98         3-31-97          6-30-97         9-30-97         12-31-97
                                          ------------    -------------    ------------    -------------    ------------

         Direct premiums earned             $ 48,416         $ 91,516         $ 91,761        $ 77,169         $ 67,800
         Assumed premiums earned                  79            2,827            2,064           1,118           12,500
         Premiums ceded to reinsurers        (22,676)         (47,529)         (47,173)        (37,870)         (34,700)
                                           ----------       ---------        ---------       ---------        ---------

         Net premiums earned                $ 25,819         $ 46,814         $ 46,652        $ 40,417         $ 45,600
                                            ========         ========         ========        ========         ========


       The number of inforce policies were:

         Quarter Ended                          1996         1997        1998

         March 31                              22,777       30,141     18,145
         June 30                               26,002       29,602        N/A
         September 30                          28,772       25,649        N/A
         December 31                           30,081       22,357        N/A

       Direct premiums earned decreased to $48.4 million for the three months ended March 31, 1998 from $91.5 million for the same period in 1997, a net decrease of $43.1 million. Direct earned premiums have been steadily decreasing since June 1997.

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

          The infusion of approximately $68.9 million of capital into the Company's insurance subsidiaries from the initial public offering ("IPO") proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums are earned pro rata over the policy period (usually 12 months) therefore, increased premiums written during the last nine months of 1996 will have a positive impact on earned premiums in 1996 and 1997.

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

       Fee income for the three months ended March 31, 1998 was $5.7 million compared to $5.1 million for the same period in 1997, a net increase of $0.6 million. The increase in fee income of $1.4 million was primarily due to the recognition of additional fees related to the profitability of the self insurance funds under management. The remaining amounts and composition of fee income was comparable between periods. Fee income for the three months ended March 31, 1997 was $5.1 million compared to $7.1 million for the same period in 1996, a net decrease of $2.0 million. The decrease between 1996 and 1997 was primarily due to the loss of service fees from the conversion of the National Alliance for Risk Management ("NARM") self insurance funds of North Carolina and Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RISCORP West Incorporated ("RWI") service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company and growth in other existing fee products.

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

       The decrease in accounts payable and other accrued expenses of $23.5 million in the first quarter of 1998 was due primarily to the payment of $3.6 million of accounts payable and accrued expenses, the payment of $2.6 million of federal income taxes, the transfer of security deposits of $2.9 million to premiums receivable, the payment of $6.2 million of accrued commissions, the payment of $1.7 million of accrued premium taxes, a decrease in the FPA accrual of $1.2 million, payment of $5.9 million of reinsurance balances and an increase in various other accrual balances of $0.6 million. The decrease in the invested assets of $22.3 million during the first quarter of 1998 was caused primarily by the liquidation of investments to pay these items.

       The decrease in premiums receivables of $16.6 million during the first quarter of 1998 was primarily due to the significant decline in direct written premiums as discussed above.

       Losses and loss adjustment expenses for the three months ended March 31, 1998 were $24.0 million compared to $32.5 million for the same period in 1997, a net decrease of $8.5 million. The $8.5 million decrease was primarily due to a significant decrease in earned premiums during the first quarter combined with reserve increases. Losses and loss adjustment expenses for the three months ended March 31, 1997, were $32.5 million compared to $24.4 million for the same period in 1996, a net increase of $8.1 million. The $8.1 million increase was primarily due to loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations.

       The loss ratio for the three months ended March 31, 1998, 1997 and 1996 was 93.0 percent, 69.5 percent and 63.5 percent, respectively. The increase in the 1998 loss ratio of 23.5 percent was due primarily to gross adverse loss development in 1997 and prior accident years from certain business written in Florida of approximately $10.3 million, gross favorable loss development in Alabama and North Carolina of approximately $2.6 million and gross adverse loss development of $0.3 million in business written by RNIC and RPC in several smaller states. The increase in the 1997 loss ratio was due to adverse loss development in 1996 and prior accident years from certain business written in Alabama of approximately $4.0 million, adverse loss development of approximately $1.8 million in certain business written by RNIC in several smaller states, and favorable loss development of $2.5 million from business written in North Carolina.

       Unallocated loss adjustment expenses for the three months ended March 31, 1998 were $2.6 million compared to $4.0 million for the same period in 1997, a net decrease of $1.4 million. The decrease was primarily due to a significant decrease in premium volume. Unallocated loss adjustment expenses for the three months ended March 31, 1997, were $4.0 million compared to $2.8 million for the same period in 1996, a net increase of $1.2 million. This increase was primarily due to the increased premium volume and increased loss reserves during this period. The unallocated loss adjustment expense ratio for the three months ended March 31, 1998, 1997 and 1996 was 9.9 percent, 8.5 percent and 7.3 percent, respectively. The 9.9 percent ratio at March 31, 1998 is comparable to the December 31, 1997 year to date ratio of 10.7 percent. The 1.2 percent increase in the 1997 ratio was primarily due to increased personnel and personnel related costs.

       Commissions, general and administrative expenses for the three months ended March 31, 1998 were $15.5 million compared to $14.4 million for the same period in 1997. The net increase of $1.1 million from 1997 to 1998 was primarily attributable to a $4.3 million decrease in personnel expenses, a $4.4 million increase in legal and consulting expenses, and a $1.0 million increase in premium taxes, agents commissions, ceding commission income and underwriting expenses. Commissions, underwriting and administrative expenses for the three months ended March 31, 1997 were $14.4 million compared to $13.0 million for the same period in 1996. The net increase of $1.4 million from 1996 to 1997 was attributable to increases in commissions and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees to support the premium growth and increases in legal expenses from actions initiated in 1996. The net increase in those expenses were partially offset by increased ceding commission income of $4.0 million received from reinsurers under the quota share reinsurance agreements. The Company's total employees were 561, 820 and 739 at March 31, 1998, 1997 and 1996, respectively.

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

       Cash flow from operations for the quarter ended March 31, 1998 and for the years ended December 31, 1997 and 1996 was $(20.9) million, $(22.9) million and $28.1 million, respectively. The decrease from January 1, 1998 to March 31, 1998 was due primarily to reductions in unearned premiums resulting from a decrease in direct premiums written and increases in losses and loss adjustment expenses, unallocated loss adjustment expenses and commissions, underwriting and administration expenses in relation to premiums earned during the first quarter of 1998. The increase from 1996 to 1997 was primarily due to reductions in unearned premiums and loss and loss adjustment expense reserves resulting from a decrease in direct premiums written, as well as increases in commissions, general and administration expenses and unallocated loss adjustment expenses.

       The Company had projected cash flows through December 1998 and believes it has sufficient liquidity and capital resources to support its operations.

       At March 31, 1998, the Company has recorded $44.6 million in accrued net recoverables from the SDTF, which it anticipates will be reimbursed over a number of years. During the first quarter of 1998, the Company received net payments from the SDTF totaling $0.9 million. For the years ended December 31, 1997, 1996 and 1995, the Company received net payments from the SDTF totaling $5.9 million, $2.5 million and $0.9 million, respectively.

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

       As of March 31, 1998 and 1997, the Company's insurance subsidiaries had combined statutory capital and surplus of approximately $98.1 million and $88.0 million, respectively. The individual capital and surplus of each of the Company's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their state of domicile.

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

       In April 1996, RISCORP Insurance Company ("RIC") and certain officers and directors were named as defendants in a purported class action suit filed in the United States District Court for the Southern District of Florida (the "Vero Cricket Litigation"). In this action, the plaintiffs claimed that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breached fiduciary duties and were negligent in the Company's acquisition of Commerce Mutual Insurance Company ("CMIC") in 1995. The plaintiffs sought compensatory and punitive damages and equitable relief and treble damages for the RICO counts. The named plaintiffs, Vero Cricket Shop, Inc., Vero Cricket Shop Too, Inc., and Falls Company of Longboat Key, Inc., claimed to be former policyholders of CMIC and claimed to represent others similarly situated. In June 1997, the plaintiffs amended the complaint to add as additional defendants Zenith Insurance Company and the Florida Department of Insurance ("FDOI"). The plaintiffs seek only equitable relief against the two new defendants.

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

       On September 18, 1997, the United States Attorney's office in Pensacola, Florida, announced that a United States grand jury had indicted RISCORP, Inc., RISCORP Management Services, Inc. (a wholly owned, non-regulated subsidiary of RISCORP, Inc.) and five former officers, including William
       D. Griffin, Founder and Chairman of the Board, for various charges stemming from alleged illegal political campaign contributions. On September 18, 1997, the Board of Directors approved a guilty plea by RMS to a single count of conspiracy to commit mail fraud. The guilty plea was entered by RMS and accepted by the court on October 9, 1997. Sentencing has been scheduled for August 10, 1998. As a result of an agreement negotiated with the United States Attorney, the court dismissed the indictment against RISCORP, Inc. on the same day. Mr. Griffin has resigned from the Board of Directors of the Company and all other positions with the Company. RMS agreed to cease to operate as a third party administrator effective October 31, 1997. As of December 31, 1996, RMS recorded $1.0 million for the estimated fines and costs related to this matter. On February 18, 1998, a second superseding indictment was issued against the five former officers including Mr. Griffin. Neither the Company nor any of its subsidiaries were named as defendants in the second indictment. The charges asserted in the second indictment, like those in the first indictment, stem from alleged illegal political campaign contributions.

       On July 17, 1997, plaintiffs Thomas K. Albrecht and Peter D. Norman filed, in the Circuit Court of Montgomery County, Alabama, an action against the Company, Mr. William D. Griffin and several other former officers of the Company. The suit alleged violations of federal and state securities laws, common law fraud and breach of contract resulting from the purchase by the Company of shares of IAA from Albrecht and Norman in 1996, as described above. The plaintiffs sought compensatory and punitive damages and equitable relief. On or about December 2, 1997, counsel for the Company and counsel for the plaintiffs negotiated a settlement of this action. Settlement documents have been approved and executed by all parties. As part of the settlement agreement, the Company paid $2.0 million to the plaintiffs, RISCORP, Inc. advanced $2.3 million to the plaintiffs against an anticipated final distribution to shareholders and RISCORP, Inc. accelerated a distribution of 790,336 additional shares of Class A Common Stock to the plaintiffs. Such shares were contemplated under the terms of the Agreement and Plan of Merger by and among the Company, RISCORP-IAA, Inc., IAA, Thomas K. Albrecht and Peter D. Norman, dated as of September 17, 1996. The Company estimates that $2.0 million of insurance proceeds will be available to offset the total settlement amount, as well as related costs and expenses. The Company recognized the $2.0 million settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. As part of the settlement agreement, the plaintiffs agreed to vote all their shares of Class A Common Stock in favor of the Purchase Agreement and the transaction contemplated therein. The plaintiffs are record holders of 1,580,672 shares of Class A Common Stock, and, thus, these plaintiffs hold 13 percent of the outstanding shares of Class A Common Stock.

       On August 20, 1997, Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund is an association of self-insured employers who agreed to transfer, in a Loss Portfolio Transfer Agreement (the "Agreement") dated August 26, 1996, substantially all of its assets and liabilities to the Company. Co-defendant, Peter D. Norman, was a principal and officer of IAA. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that the Company has breached certain provisions of the Agreement and owes the Fund monies under the terms of the Agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RISCORP by approximately $6.0 million in the subject transaction.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale. Zenith has provided the Company with notice that it disputes this claim. On April 22, 1998, pursuant to an Omnibus Administrative Scheduling Order dated January 23, 1998, RISCORP adopted certain motions to dismiss the Amended Complaint filed by various other defendants in this action. These motions, if granted, would be entirely dispositive of the action. The motions have been fully briefed. Plaintiffs have filed a motion for class certification, and the parties are engaged in discovery. A hearing has been scheduled for June 30, 1998 on the class certification issue. Management intends to contest the case vigorously.

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

                                              Proposal 1                Proposal 2
                                         ---------------------      --------------------

For                                            8,307,109                  8,038,491
Against                                          194,812                    460,646
Abstained                                         58,315                     61,099
Broker non votes                               3,563,776                  3,563,776
Votes withheld                                   409,659                    409,659
                                            ------------               ------------
Total                                         12,533,671                 12,533,671
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

                  RISCORP, INC.
                  (Registrant)




                  By:      /s/Walter E. Riehemann

                  Walter E. Riehemann
                  Senior Vice President and Secretary

                  Date:    June 15, 1998





                  By:    /s/Edward W. Buttner, IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    June 15, 1998