Form 10-Q
period 1998-06-30
RISCORP INC
filed 1998-08-19
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

 Class                                           Outstanding at July 31, 1998

Class A Common Stock, $.01 par value                        14,258,671
Class B Common Stock, $.01 par value                        24,334,443



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               June 30, 1998 and December 31, 1997                                        3-4


                           Consolidated Statements of Operations -
                               For the three months ended June 30, 1998 and 1997                            5

                           Consolidated Statements of Operations -
                               For the six months ended June 30, 1998 and 1997                              6

                           Consolidated Statements of Cash Flows -
                               For the six months ended June 30, 1998 and 1997                              7


                           Notes to Consolidated Financial Statements                                     8-15


           Item 2.         Management's Discussion and Analysis of Financial                             16-25
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                             25-29

           Item 2.         Changes to Securities                                                            29

           Item 3.         Defaults Upon Senior Securities                                                  29

           Item 4.         Submission of Matters to a Vote of Security Holders                              29

           Item 5.         Other Information                                                                29

           Item 6.         Exhibits and Reports on Form 8-K                                              29-30

                           Signatures                                                                       31


Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                            June 30, 1998    December 31, 1997
                                                                                        ------------------
Assets                                                                                      (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $13,977 in 1998 and $142,876 in 1997)                             $        14,005       $     145,571
   Fixed maturities available for sale, at fair value
      (amortized cost $7,012 in 1998 and $53,437 in 1997)-restricted                              7,102              53,820
   Fixed maturities  held to maturity,  at amortized cost (fair value $15,628 in
      1998 and $24,347 in 1997)
                                                                                                 15,466              24,090
                                                                                                 ------              ------
      Total investments                                                                          36,573             223,481


Cash and cash equivalents                                                                           477              16,858
Cash and cash equivalents-restricted                                                             13,708              13,295
Premiums receivable, net                                                                              --             100,183
Accounts receivable--other                                                                         2,952              16,720
Recoverable from Florida Special Disability Trust Fund, net                                          --              45,211
Reinsurance recoverables                                                                              --             184,251
Prepaid expenses                                                                                  5,114                   --
Prepaid reinsurance premiums                                                                          --              29,982
Prepaid managed care fees                                                                             --               8,420
Accrued reinsurance commissions                                                                       --              37,188
Receivable from Zenith                                                                          105,083                   --
Deferred income taxes                                                                            23,356              22,120
Property and equipment, net                                                                         376              26,665
Goodwill                                                                                              --              15,286
Other assets
                                                                                                  5,420               9,990
                                                                                                  -----               -----

Total assets                                                                             $      193,059       $     749,650
                                                                                         ==============       =============








See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                            June 30,       December 31, 1997
                                                                                              1998
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                  $           --       $      437,038
   Unearned premiums                                                                                --               56,324
   Notes payable of parent company                                                                  --               15,000
   Notes payable of subsidiaries                                                                   167                  609
   Deposit balances payable                                                                         --                5,512
   Payable to Zenith                                                                            15,335                  --
   Accrued expenses and other liabilities                                                       26,772               65,885
   Net assets in excess of cost of business acquired
                                                                                                    --                5,749
          Total liabilities                                                                       42,274            586,117
                                                                                        ---------------    ---------------

Shareholders' equity:
   Class A Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding:
       14,258,671 in 1998 and 11,855,917 in 1997                                                  146                  120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding;
       24,334,443 in 1998 and 1997                                                                243                  243
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized; 0 shares issued and outstanding                                                 --                   --
   Additional paid-in capital                                                                 140,688              135,974
   Retained earnings                                                                            9,632               25,195
   Treasury stock - at cost, 112,582 shares                                                        (1)
                                                                                                                        (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments
                                                                                                   77                2,002
                                                                                                   --                -----
          Total shareholders' equity                                                           150,785             163,533
                                                                                        --------------     ---------------

          Total liabilities and shareholders' equity                                    $     193,059       $      749,650
                                                                                        =============       ==============










See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                For the three months ended June 30, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:
      Premiums earned                                                                      $      --          $    46,652
      Fee income                                                                                  --                5,815
      Net realized gains                                                                       2,805                   --
      Net investment income                                                                    2,252                4,507
      Other income                                                                                93                   --
          Total revenue
                                                                                               5,150               56,974
                                                                                               -----               ------

   Expenses:
      Losses and loss adjustment expenses                                                         --              23,374
       Unallocated loss adjustment expenses                                                       --               4,081
       Commissions, underwriting and administrative expenses                                  11,352              22,135
       Interest expense                                                                            8                 487
       Depreciation and amortization                                                              31               1,906
                                                                                                  --               -----
          Total expenses
                                                                                              11,391              51,983
                                                                                              ------              ------

   (Loss) income before income taxes                                                         (6,241)               4,991

   Income taxes                                                                                   --               2,025

   Net (loss) income                                                                        $(6,241)               2,966
                                                                                             =======               =====


   Per share data:
      Net (loss) income per common share - basic                                           $  (0.17)                0.08
                                                                                              ======                ====

     Net (loss) income per common share - diluted                                          $  (0.17)                0.08
                                                                                              ======                ====

   Weighted average common shares outstanding                                             36,916,725          36,868,114
                                                                                          ==========          ==========

   Weighted average common and common share
     equivalents outstanding                                                              36,916,725          37,152,420
                                                                                          ==========          ==========








See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 For the six months ended June 30, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)         (Unaudited)
   Revenue:
       Premiums earned                                                                 $       25,819       $      93,465
       Fee income                                                                               5,723              10,961
       Net realized gains                                                                       4,266                  --
       Net investment income                                                                    5,558
                                                                                                                    8,453
      Other income
                                                                                                   93                   --
          Total revenue
                                                                                               41,459             112,879
                                                                                               ------             -------

   Expenses:
       Losses and loss adjustment expenses                                                     24,016              55,921
       Unallocated loss adjustment expenses                                                     2,561               8,100
       Commissions, underwriting and administrative expenses                                   26,868              36,571
       Interest expense                                                                           477                 969
       Depreciation and amortization
                                                                                                3,100               3,839
                                                                                                -----               -----
          Total expenses
                                                                                               57,022             105,400
                                                                                               ------             -------

   (Loss) income before income taxes                                                         (15,563)               7,479

   Income taxes                                                                                   --                3,034

   Net (loss) income                                                                        $(15,563)               4,445
                                                                                             ========               =====

   Per share data:
      Net (loss) income per common share-basic                                              $  (0.42)                0.12
                                                                                               ======                ====

      Net (loss) income per common share-diluted                                            $  (0.42)                0.12
                                                                                               ======                ====


   Weighted average common shares outstanding                                              36,892,420          37,167,557
                                                                                           ==========          ==========
   Weighted average common shares and common
        share equivalents outstanding                                                      36,892,420          37,451,863
                                                                                           ==========          ==========







See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)

                                                                                               1998             1997
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash used in operating activities                                                      $  (20,577)       $  (13,299)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                          (777)           (3,112)
     Proceeds from the sale of equipment                                                           --                72
     Purchase of fixed maturities available for sale                                          (24,210)          (23,467)
     Purchase of fixed maturities held to maturity                                             (5,569)               --
     Proceeds from sale of fixed maturities available for sale                                 28,049            39,051
     Proceeds from maturities of fixed maturities available for sale                            6,029             7,467
     Proceeds from maturities of fixed maturities held to maturity                              5,700             1,000
     Proceeds from sale of equity securities                                                       --             2,780
     Purchase of Maryland Fund, net of cash acquired                                               --               134
     Cash received from Zenith for sale of net assets                                          35,000                --
     Cash assets sold to Zenith                                                               (29,308)               --
     Investments to be transferred to Zenith                                                  (13,200)               --
                                                                                        -------------    --------------
       Net cash provided by investing activities                                                1,714            23,925
                                                                                       --------------      ------------

Cash flows from financing activities:
     Principal repayments of notes payable                                                       (245)             (422)
     (Decrease) increase in deposit balances payable                                           (1,599)              250
     Unearned compensation--stock options                                                          --               547
     Purchase of treasury stock                                                                 4,739            (2,100)
     Other, net                                                                                    --              (222)
     Transfer of cash and cash equivalents to restricted                                         (413)               --
                                                                                      ---------------   ---------------
       Net cash used in financing activities                                                    2,482            (1,947)
                                                                                       --------------     -------------

Net (decrease) increase in cash and cash equivalents                                          (16,381)            8,679

Cash and cash equivalents, beginning of period                                                 16,858            26,307
                                                                                        -------------      ------------
Cash and cash equivalents, end of period                                               $          477       $    34,986
                                                                                       ==============       ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                    $          479     $         974
                                                                                       ==============     =============
           Income taxes                                                                 $       3,435      $      3,445
                                                                                        =============      ============

Supplemental schedule of noncash investing and financing activities:

     The Company sold most of its assets and liabilities to Zenith (see Note 5).
     In conjunction with the sale, a receivable from Zenith was recorded as follows:

           Book value of net assets sold                                                  $   140,083
           Cash received from Zenith                                                          (35,000)
                                                                                        -------------
              Receivable from Zenith                                                      $   105,083
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

       On April 1, 1998, the Company and certain of its subsidiaries consummated the sale of substantially all of their assets to Zenith Insurance Company ("Zenith") and ceased substantially all of their former business operations. See Note 5 below for further discussion of the Zenith transaction. Accordingly, the results of operations for the six months ended June 30, 1998 will not be indicative of the results that are expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 1998.

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

       The Company accounted for its 50 percent investment in Third Coast on the equity basis of accounting, whereby the Company's recorded investment was adjusted for its proportionate share of earnings or losses of Third Coast. The Company discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced the Company's investment in Third Coast to $0. In addition, the Company made no financial guarantees relating to Third Coast and made no financial commitments to provide any future funding to Third Coast.

       The Company and HCSC entered into an agreement dated March 11, 1998 for the purchase of the Company's 50 percent interest in Third Coast for $1,324,001. The effective date of the transaction was January 1, 1998. The gain on the sale of Third Coast of $1,324,001 was included in net realized gains at March 31, 1998 and in the accompanying Consolidated Statements of Operations for the six months ended June 30, 1998. The Company received all the funds due in connection with this transaction on April 3, 1998. In connection with the closing of the sale to Zenith, the Company received notice that Zenith believes that it is entitled to the proceeds from the sale of Third Coast. The Company disputes Zenith's entitlement to these proceeds and intends to vigorously defend any claim asserted by Zenith related to the Third Coast transaction.


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

       Under the IAA acquisition agreement, the former IAA shareholders received 790,336 shares of the Company's Class A Common Stock. Pursuant to the acquisition agreement, if the former IAA shareholders own all of such Class A Common Stock on September 17, 1998, the Company was obligated to issue additional shares of the Company's Class A Common Stock in an amount sufficient to make the value of all shares of the Company's Class A Common Stock held by the former IAA shareholders equal to an aggregate fair market value of $10.9 million on September 17, 1998. However, in no event would the number of additional shares issued to the former IAA shareholders exceed 790,336 shares. Due to decreases in the market value of the Company's Class A Common Stock, 790,336 additional shares of the Company's Class A Common Stock valued at $642,148 were issued on January 9, 1998 to the former shareholders of IAA. The market value of the stock on January 9, 1998 was $0.8125 per share.

       The $642,148 fair market value of the stock issued was recorded by the Company as goodwill amortization in the March 31, 1998 financial statements and in the accompanying Consolidated Statements of Operations for the six months ended June 30, 1998. This amount was recorded as an amortization expense because it could not be recovered from the remaining future profitability of the workers' compensation business that was still under contract on January 9, 1998.


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

       The initial settlement documents have been finalized and the appropriate pleadings filed with the court. On July 29, 1998, the court issued a Preliminary Approval Order in which it certified the purported class for settlement purposes and scheduled a Settlement Fairness Hearing for October 8, 1998. Notice to the settlement class has been made.

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

       On June 22, 1998, the court approved a settlement between the parties and dismissed the complaint. Pursuant to the terms of the settlement agreement, RISCORP Insurance Company paid to the plaintiffs a settlement amount of $475,000. Seventy-five percent of the settlement amount has been covered by insurance. The Company recognized the $475,000 proposed settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. In addition, RISCORP Insurance Company and the Company agreed to assume full responsibility for liabilities arising from all policies of insurance issued by the CMIC prior to January 1, 1995, and for assessments which might be imposed upon the class of plaintiffs arising from their status as policyholders of CMIC. Upon the acquisition of the Company's assets, Zenith Insurance Company assumed those liabilities.

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

       On August 10, 1998, the court sentenced RMS to pay (i) a fine of $300,000, (ii) a special assessment fee of $400, (iii) the Florida Department of Law Enforcement $75,000 for the costs of the investigation, and (iv) to the State of Florida $50,000 in restitution. All of these amounts have been paid in full. On August 11, 1998, William D. Griffin was sentenced to five months incarceration, five months house arrest and three years probation. The remaining defendants received sentences varying from fines of $10,000 - $25,000, probation from one to three years and, in some cases, community service.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale. Zenith has provided the Company with notice that it disputes this claim. On April 22, 1998, pursuant to an

       Omnibus Administrative Scheduling Order dated January 23, 1998, RISCORP adopted certain motions to dismiss the Amended Complaint filed by various other defendants in this action. These motions, if granted, would be entirely dispositive of the action. The motions have been fully briefed. Plaintiffs have filed a motion for class certification, and the parties are engaged in discovery. A hearing was held on June 30, 1998 on the class certification issue; however, no ruling has been issued. The cut-off date for discovery has been extended to October 15, 1998 by an Omnibus Order dated July 31, 1998. Management continues to contest this case vigorously.

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

       During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI has not yet issued a final report; however, based on the draft reports received in late July 1998, there were no proposed adjustments to the capital and surplus of RPC and $3.5 million of proposed adjustments to the capital and surplus of RIC. The most significant examination adjustment was the non-admission by the FDOI examiners of $2.2 million of investments that were held by a bank outside of Florida. The remaining $1.3 million of adjustments related primarily to certain receivables that were either collected or charged to expense in 1998. These statutory adjustments have no material impact on the accompanying GAAP financial statements.

        The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5 on April 1, 1998, the Company and certain of its subsidiaries have sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, since April 1, 1998, the Company's cash requirements have been, and will continue to be, satisfied through investment income and the liquidation of investments.


(5)    Sale to Zenith Insurance Company ("Zenith")

       Pursuant to an Asset Purchase Agreement dated June 17, 1997, by and among RISCORP, Inc. ("RISCORP"), certain of its subsidiaries named therein, and Zenith, RISCORP and its subsidiaries sold substantially all of their operating assets and transferred certain liabilities to Zenith. The closing of the transaction occurred on April 1, 1998.

       In connection with the closing of this transaction, Zenith paid $35.0 million in cash, of which $10.0 million was placed in escrow pursuant to the terms of the Asset Purchase Agreement. The final purchase price to be paid by Zenith will be the excess, if any, of the book value of the transferred assets over the transferred liabilities assumed by Zenith at closing. On June 9, 1998, RISCORP delivered to Zenith a closing date balance sheet (the "Proposed Business Balance Sheet") representing the audited statement of transferred assets and transferred liabilities as of Apri1 1, 1998. The Proposed Business Balance Sheet indicated RISCORP's calculation of the final purchase price to be approximately $141.0 million, less the $35.0 million previously paid by Zenith.

       Pursuant to the terms of the Asset Purchase Agreement, on July 9, 1998, Zenith provided to RISCORP a list of suggested adjustments to the Proposed Business Balance Sheet. These suggested adjustments totaled $209.1 million and principally related to differences in the estimation of losses and loss adjustment expense reserves and the estimate of the allowance for uncollectible receivables. The adjustments proposed by Zenith reflect Zenith's position that the aggregate value of the liabilities assumed by it exceeded the value of the assets transferred by as much as $68.0 million. Zenith subsequently proposed approximately $2.5 million in additional adjustments, increasing the total adjustments proposed by Zenith to approximately $211.6 million. RISCORP believes that, pursuant to the terms of the Asset Purchase Agreement, it is impermissible for Zenith to assert these additional proposed adjustments.

       The parties have engaged a nationally recognized independent accounting firm to serve as neutral auditors and neutral actuaries to resolve the items in dispute related to the determination of the final purchase price. Pursuant to the terms of this engagement, each party has delivered two written submissions to the neutral auditors and neutral actuaries setting forth each party's analysis of the issues in dispute. Based on RISCORP's review of the submissions tendered by Zenith, RISCORP has agreed to aggregate adjustments to the Proposed Business Balance Sheet of $971,323. These adjustments were recorded in the accompanying June 30, 1998 Consolidated Statements of Operations and reduced the receivable from Zenith included in the Proposed Business Balance Sheet from $141,054,796 to $140,083,446. RISCORP believes that the other adjustments proposed by Zenith are without merit and RISCORP intends to vigorously dispute each such proposed adjustment in connection with the determination of the final purchase price to be paid by Zenith. Notwithstanding the foregoing, if Zenith should prevail in the dispute resolution process, it is possible that the final purchase price for this transaction could be the $35.0 million already received by RISCORP.

       In connection with the closing of this transaction, the parties entered into a letter agreement dated April 1, 1998, pursuant to which RISCORP retained certain assets necessary for each of its insurance subsidiaries to maintain the minimum capital and surplus required by law to remain in good standing in the State where each company is located (the "Definite Exclusions"). In accordance with the provisions of this letter agreement, RISCORP's insurance subsidiaries retained marketable securities with carrying values of $11.4 million as of April 1, 1998. Zenith has disputed RISCORP's determination of the amount of minimum capital and surplus required to be retained by it pursuant to the letter agreement.

       In addition to the minimum capital and surplus amounts, in the event that RISCORP is unable to transfer to Zenith (i) certain certificates of deposit and securities held by regulatory authorities, (ii) the stated capital of the selling entities other than the insurance subsidiaries, or
       (iii) certain certificates of deposit and securities held in trust under certain reinsurance agreements prior to the date that Zenith is required to pay the final purchase price, such assets, at Zenith's option and in its sole discretion, shall be deemed not to be transferred to Zenith (the "Possible Exclusions"). As of July 31, 1998, the amortized cost of such certificates of deposit and securities that were still in process of being transferred to Zenith totaled $6.5 million. If the retention by RISCORP of the Definite Exclusions or any of the Possible Exclusions results in the value of the Transferred Liabilities exceeding the value of the Transferred Assets, the minimum purchase price specified in the Asset Purchase Agreement will be reduced.

       Pursuant to various provisions of the Asset Purchase Agreement, Zenith has provided notice to RISCORP of certain alleged breaches of the representations, warranties or covenants made by RISCORP therein. RISCORP has disputed the allegations asserted by Zenith and has also provided notice to Zenith of the occurrence of various indemnifiable events for which RISCORP believes it is entitled to seek indemnification from Zenith. In addition to disputes with respect to each party's right to be indemnified, RISCORP anticipates a dispute with Zenith with respect to its entitlement to the previously described security deposits held by various state insurance departments and other regulatory agencies that were not transferred to Zenith at closing. While it is impossible to predict the ultimate outcome of the issues currently in dispute with Zenith, RISCORP intends to vigorously defend all allegations asserted by Zenith with respect to these and other matters and intends to take such actions as it deems necessary to ensure that Zenith fully complies with its obligations under the Asset Purchase Agreement


(6)    Comprehensive Income

       As of January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related income taxes, for the six months ended June 30, 1998 and year ended 1997, respectively are as follows (in thousands):

                                                                               1998             1997
                                                                           -------------    -------------

 Net (loss) income                                                            $ (15,563)     $   1,479
 Unrealized (losses) gains on securities available for sale:
    Unrealized holding losses during the period                                  (4,553)        (1,555)
    Reclassification  adjustment  for realized gains included in net earnings
                                                                                  1,912              -

 Comprehensive loss                                                           $ (18,204)      $    (76)



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "estimate," "intend," "anticipate," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates of which they were made. RISCORP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (I) uncertainties with respect to the final purchase price to be paid by Zenith under the Asset Purchase Agreement; (ii) the value of the transferred assets and the transferred liabilities; (iii) the ability of RISCORP to recover any amounts from Zenith as a result of the occurrence of indemnifiable events; (iv) Zenith's ability to recover from RISCORP certain assets not transferred to it at closing; (v) projections of revenues, income, losses and cash flows related to operations; (vi) estimates concerning the effects of litigation or other disputes; and
       (vii) other risks detailed herein and from time to time in RISCORP's other reports and filings with the Securities and Exchange Commission.

Recent Developments

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Financial Statements, Note 5 for further discussion of the Zenith transaction.

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       As discussed more fully in Note 5, the Company and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after April 1, 1998, the operations of the Company consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection and maximization of the remaining assets of the Company.

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of these significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for the three months and six months ended June 30, 1998 to the comparable period in 1997 is meaningless. Therefore, the results of operations for the three months ended June 30, 1998 are explained separately with no comparison to prior periods. The results of operations of the Company prior to the April 1, 1998 sale to Zenith, compared to the comparable period in 1997 are included to comply with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of anticipated future operations.

       Results of Operations

       April 1, 1998 to June 30, 1998

       During the quarter ended June 30, 1998, the Company's primary operating activities were the preparation and the defense of the Proposed Business Balance Sheet, the investment of the $25.0 million initial payment received from Zenith on April 2, 1998, compliance with the provisions of the Asset Purchase Agreement and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       At June 30, 1998, the Company had investments totaling approximately $36.6 million, of which approximately $15.3 million consisted of securities to be transferred to Zenith. Those securities were primarily regulatory deposits and securities held in trust in connection with certain reinsurance agreements. The Company is awaiting the release of the securities by the regulatory agencies and the reinsurers. Upon their release, the securities will be transferred to Zenith in accordance with the terms of the Asset Purchase Agreement. A liability was recorded as of June 30, 1998 for the transfer of these securities to Zenith.

       The following is an analysis of other balances contained on the June 30, 1998 balance sheet.

                 Restricted cash and cash equivalents consisted primarily of the
                $10.0 million initial purchase price payment which is being held in escrow under the terms of the Asset Purchase Agreement.

                 The  Receivable  from  Zenith in the  amount of $105.1  million represents the remaining purchase price to be received from Zenith as determined by the Company in connection with the preparation of the Proposed Business Balance Sheet.

                 Deferred income taxes of $23.4 million consisted of federal and state income taxes that are anticipated to be recovered in future years. At this time, this asset is expected to be fully recoverable.

                 Other  assets  of  $5.4  million  consisted  primarily  of $5.2 million of certain insurance recoverables which will be received when the accrued legal settlements discussed below are actually paid.

                 Prepaid expenses of $5.1 million consisted primarily of prepaid insurance coverages and retainers paid to certain professionals and consultants.

                 Other accounts  receivable of $2.9 million consisted  primarily of a receivable of $2.3 million which will be realized upon the redemption of the Company's outstanding stock.

                 Accrued expenses and other  liabilities  totaled  approximately
                $26.8 million and consisted primarily of $21.0 million of an accrued legal settlement, $1.0 million of trade accounts payable, $1.0 million of unpaid restructuring cost relating to the June 1997 Corporate restructuring, and $1.6 million of accrued accounting, auditing and actuarial expenses that primarily relate to the defense of the Proposed Business Balance Sheet.

       The Company's operating results for the three months ended June 30, 1998 resulted in a net loss of $6.2 million. The following is an analysis of the Company's revenues and expenses for the three months ended June 30, 1998.

       Net realized gains for the three months ended June 30, 1998 were $2.8 million. The net realized gains consisted primarily of gains on the sale of securities transferred to Zenith in connection with the Asset Purchase Agreement. For the six months ended June 30, 1998, net realized gains were $4.3 million, of which $1.3 million was the gain on the sale of Third Coast recognized in the first quarter of 1998, more fully discussed in Note 2 of the consolidated financial statements contained in this document. There were no realized gains or losses during the first or second quarter of 1997. Investment income consists entirely of earnings from the investment portfolio, excluding unrealized gains & losses.

       Net investment income for the three months ended June 30, 1998 was $2.3 million. Net investment income consisted of interest income on the $105.1 million receivable from Zenith of $1.6 million, interest income on the $10.0 million balance in escrow of $0.1 million and other investment income of $0.6 million.

       Operating expenses for the three months ended June 30, 1998 totaled approximately $11.4 million. This amount included two significant non-recurring expenses that arose due to the sale to Zenith. The first non-recurring expense totaled approximately $3.2 million and consisted of severance payments to certain of the Company's former executives and employees. The second expense totaled approximately $4.1 million and consisted of the issuance of RISCORP stock to Phoenix Management Company, Ltd. in accordance with a Restricted Stock Award Agreement.

       The remaining $4.1 million of operating expenses consisted of $0.3 million of transition expenses incurred as a result of the sale to Zenith; $1.0 million of adjustments to the Proposed Business Balance Sheet (discussed more fully in Note 5); $0.4 million of management expenses; $1.4 million of legal and accounting expenses; and $1.0 million of recurring operating expenses such as rent, telephone, insurance and similar costs.

       Depreciation and amortization expense for the three months ended June 30, 1998 was $.03 million. The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained approximately $0.4 million of fixed assets (consisting primarily of computer equipment) which is being depreciated over three years.

       Interest expense for the three months ended June 30, 1998 was $.01 million. The Company remains liable under one note agreement in the amount of $0.2 million through November 1998. This note bears interest at 14.85%.

       Net investment income for the six months ended June 30, 1998 was $5.6 million compared to $8.5 million for the same period in 1997, a net decrease of $2.9 million. The decline in investment income was due to a decline in invested assets (including the receivable from Zenith) of approximately $84.0 million for the six month period ended June 30, 1998 compared to the same period in 1997. The decrease in invested assets was primarily due to the sale to Zenith and the decline in written premiums.

       The effective tax rate for the six months ended June 30, 1998 was 0 percent compared to 40.6 percent for the same period in 1997. The decline in the tax rate was primarily due to the Company's uncertainty of its ability to recover the tax benefit pertaining to the June 30, 1998 loss.

       The weighted average common and common share equivalents outstanding for the three months ended June 30, 1998 was 36,916,725 versus 37,152,420 for the three months ended June 30, 1997.

       Prior to April 1, 1998

       The discussion that follows relates to the operations and operating philosophy of the Company's activities which existed prior to April 1, 1998 and includes the results for the three months ended June 30, 1997 and the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RISCORP National Insurance Company ("RNIC") and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations. A comparison of the Company's direct written premiums for the six months ended June 30, 1998 and the calendar year ended December 31, 1997, 1996 and 1995 (prior to reinsurance cessions or assumptions) by state is presented below:

                                   Direct Premiums Written (a)
(Dollars in millions)    1998 (b)        1997           1996          1995

Florida                  $  29.2       $ 180.8        $ 270.8       $ 284.8
Alabama                      4.1          39.1           21.7            --
North Carolina               4.4          32.2           41.4            --
Other                        1.0          28.4           22.8            --
                       ---------     ---------      ---------       --------
Total                    $  38.7       $ 280.5        $ 356.7       $ 284.8
                         =======       =======        =======       =======

                    (a) Includes RIC, RPC and RNIC for 1996, RIC and RPC for 1995. (b) 1st quarter 1998, prior to the sale to Zenith.

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

       The majority of the Company's premiums were written in Florida, a regulated pricing state where premiums for guaranteed cost products were based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies which were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written on or after January 1, 1997. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. In addition, on October 9, 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written on or after January 1, 1998. The State of North Carolina approved a 13.7 percent decrease in loss costs effective April 1, 1997. The Company adopted the loss costs in October 1997, which resulted in an overall effective rate reduction of 8.4 percent.

       The Company experienced increased pricing pressures during 1997. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril and auto and focus on its core workers' compensation business. Net written premiums on these lines of business were less than $1.0 million during 1997 and were less than $0.5 million in 1996.

          In addition, in June 1997, the Company implemented a strategic plan to consolidate several of its field offices and announced its intention to close all field offices, except Charlotte, North Carolina, and Birmingham, Alabama, by the end of 1997, and to cease writing new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas. The estimated impact of the decision to discontinue writing business in those states was a reduction of approximately $16.0 million in direct premiums written.

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

       The  following  table shows  direct,  assumed,  ceded and net earned  premiums by quarter for 1998 and 1997 (in thousands):

                                                                      Three Months Ended
                                       ---------------------------------------------------------------------------------

                                        6-30-98       3-31-98       3-31-97       6-30-97       9-30-97       12-31-97
                                      ------------  ------------  ------------  ------------  ------------  -------------

       Direct premiums earned         $         0     $ 48,416       $ 91,516      $ 91,761      $ 77,169      $ 67,800
       Assumed premiums earned                  0           79          2,827         2,064         1,118        12,500
       Premiums ceded to reinsurers             0      (22,676)       (47,529)      (47,173)      (37,870)      (34,700)
                                      -------------  ----------     ---------     ---------     ---------     ---------


       Net premiums earned            $         0     $ 25,819       $ 46,814      $ 46,652      $ 40,417      $ 45,600
                                      ============    ========       ========      ========      ========      ========



       The number of inforce policies were:

         Quarter Ended    1996         1997        1998

         March 31           22,777       30,141     18,145
         June 30            26,002       29,602          0
         September 30       28,772       25,649        N/A
         December 31        30,081       22,357        N/A

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

                   The infusion of  approximately  $68.9 million of capital into the Company's insurance subsidiaries from the initial public offering ("IPO") proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums were earned pro rata over the policy period (usually 12 months) therefore, increased premiums written during the last nine months of 1996 had a positive impact on earned premiums in 1996 and 1997.

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

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The fronting agreement was cancelled effective December 31, 1997. The cancellation of the fronting agreement and the sale to Zenith were the primary reasons that the assumed premiums decreased to $79 from $4,891 for the six months ended June 30, 1998 from the same period in 1997. The increase in assumed premiums earned during the fourth quarter of 1997 from previous quarters was primarily the result of the Company recording $11.4 million of earned premiums from the National Council on Compensation Insurance, Inc. ("NCCI") pool participation. The assumed premiums from the fronting agreement were approximately $2.0 million for the three months ended June 30, 1997 and June 30, 1996. The increase in assumed premiums of $1.4 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 was primarily due to increased premiums from the fronting agreement. While the company assumes premiums from several insurers, the fronting agreement generated the majority of the assumed premiums.

       For the years ended December 31, 1997 and 1996, the Company ceded approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996) with Chartwell. The Company terminated the agreement with Chartwell at December 31, 1997; however, the reinsurer continues to receive premiums and to be responsible for their portion of all losses incurred on policies effective before the termination date. The decrease in ceded premiums to $22.7 million for the six months ended June 30, 1998 from $94.7 million for the same period in 1997 was due primarily to the decrease in direct premiums earned discussed above.

       Fee income for the six months ended June 30, 1998 was $5.7 million compared to $11.0 million for the same period in 1997, a net decrease of $5.3 million. The decrease in fee income was primarily due to sale of the insurance operations to Zenith. Fee income for the first quarter of 1998 was comparable to fee income for the first quarter of 1997. Fee income for the six months ended June 30, 1997 was $5.1 million compared to $7.1 million for the same period in 1996, a net decrease of $2.0 million. The decrease between 1996 and 1997 was primarily due to the loss of service fees from the conversion of the National Alliance for Risk Management ("NARM") self insurance funds of North Carolina and Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RISCORP West Incorporated ("RWI") service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company and growth in other existing fee products.

       There were no realized gains or losses during the second quarter of 1997 or for the six months ended June 30, 1997.

       Net investment income for the six months ended June 30, 1997 was $3.9 million compared to $1.6 million for the same period in 1996, a net increase of $2.3 million. Investment income consists entirely of earnings from the investment portfolio, excluding realized gains and losses. The actual yield on invested assets is comparable between quarters.

       The loss ratio for the six months ended June 30, 1998,  1997 and 1996 was
       93.0 percent, 69.5 percent and 63.5 percent, respectively. The increase in the 1998 loss ratio of 23.5 percent was due primarily to gross adverse loss development during the first quarter of 1998 in the 1997 and prior accident years from certain business written in Florida of approximately $10.3 million, gross favorable loss development in Alabama and North Carolina of approximately $2.6 million and gross adverse loss development of $0.3 million in business written by RNIC and RPC in several smaller states. The increase in the 1997 loss ratio was due to adverse loss development in 1996 and prior accident years from certain business written in Alabama of approximately $4.0 million, adverse loss development of approximately $1.8 million in certain business written by RNIC in several smaller states, and favorable loss development of $2.5 million from business written in North Carolina.

       Losses and loss adjustment expenses for the six months ended June 30, 1997, were $32.5 million compared to $24.4 million for the same period in 1996, a net increase of $8.1 million. The $8.1 million increase was primarily due to loss portfolio transfers and writings in new states licensed through RNIC, as well as growth in the Company's core Florida operations.

       Unallocated loss adjustment expenses for the six months ended June 30, 1997, were $4.0 million compared to $2.8 million for the same period in 1996, a net increase of $1.2 million. This increase was primarily due to the increased premium volume and increased loss reserves during this period. The unallocated loss adjustment expense ratio for the six months ended June 30, 1998, 1997 and 1996 was 9.9 percent, 8.5 percent and 7.3 percent, respectively. The 9.9 percent ratio at March 31, 1998 is comparable to the December 31, 1997 year to date ratio of 10.7 percent. The 1.2 percent increase in the 1997 ratio was primarily due to increased personnel and personnel related costs.

       Commissions, general and administrative expenses for the three months ended June 30, 1998 are discussed above. Such expenses for the three months ended March 31, 1998 were $15.5 million compared to $14.4 million for the same period in 1997. The net increase of $1.1 million from 1997 to 1998 was primarily attributable to a $4.3 million decrease in personnel expenses, a $4.4 million increase in legal and consulting expenses, and a $1.0 million increase in premium taxes, agents commissions, ceding commission income and underwriting expenses.

       Commissions, underwriting and administrative expenses for the three months ended June 30, 1997 were $22.1 million compared to $13.2 million for the same period in 1996, a net increase of $8.9 million. In addition, such costs were $14.4 million for the three months ended March 31, 1997. During the second quarter of 1997 the Company recorded a charge to earnings of $5.9 million in connection with the workforce reduction and restructuring. This non-recurring charge consisted of $5.1 million of personnel expenses (primarily severance costs), $0.7 million of occupancy costs (primarily lease cancellations) and $0.1 million of other restructuring costs. These restructuring costs were included in the accompanying financial statements with commissions, underwriting and administrative expenses. The remaining net increase of $3.0 million ($8.9 million including the restructuring charges) from 1996 to 1997 is attributable to increases in commissions, premium taxes and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees and increases in legal expenses from actions initiated in 1996. The Company's total employees were 0, 693 and 790 at June 30, 1998, 1997 and 1996, respectively.

       Interest expense for the six months ended June 30, 1997 was $0.5 million compared to $1.1 million for the same period in 1996. The decrease was due to the repayment of approximately $28.6 million of debt in March 1996 using the proceeds from the initial public offering.

       Depreciation and amortization expense for the six months ended June 30, 1997 were $1.9 million compared to $1.0 million for the same period in 1996, a net increase of $0.9 million. The increase was primarily the result of amortization of goodwill related to the acquisitions of CompSource and IAA in 1996, and additions to property and equipment during 1996 necessary to support the Company's growth. This increase in depreciation and amortization in 1997 was partially offset by the reduction in recurring amortization of goodwill from a $3.0 million writedown of goodwill associated with RWI and a $2.8 million writedown of goodwill associated with the IAA acquisition in the fourth quarter of 1996.

       The effective tax rate for the six months ended June 30, 1997 was 40.6 percent compared to 36.8 percent for the same period in 1996. The increase in the tax rate is principally due to the increase in the amortization of goodwill, which is non-deductible for tax purposes.

       The weighted average common and common share equivalents outstanding for the three months ended June 30, 1997 was 37,152,420 versus 37,462,722 for the three months ended June 30, 1996. The weighted average common shares outstanding for the six months ended June 30, 1997 and 1996 were 37,451,863 and 35,012,634, respectively. The increase in the weighted average number of shares for the six months ended June 30, 1997, was due primarily to the inclusion of the shares issued in connection with the

       February 29, 1996 IPO for the entire first and second quarters of 1997 versus inclusion of such shares for only four months for the first and second quarters of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

       Liquidity and Capital Resources

       The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5, the Company and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash on April 1, 1998. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow will be generated from investment income. The Company's future cash requirements will be satisfied through investment income and the liquidation of investments.

       Cash flow from operations for the six months ended June 30, 1998 and for the year ended December 31, 1997 was $(20.6) million and $(13.3) million, respectively. The decrease from January 1, 1998 to June 30, 1998 was due primarily to reductions in unearned premiums resulting from a decrease in direct premiums written and increases in losses and loss adjustment expenses, unallocated loss adjustment expenses and commissions, underwriting and administration expenses in relation to premiums earned during the first quarter of 1998 and due to the expenses related to the sale to Zenith. These expenses included severance payments to certain employees, the payment of accrued employee benefits and the payment of other expenses related to the sale.

       The Company had projected cash flows through December 1998 and believes it has sufficient liquidity and capital resources to support its operations.

       As of June 30, 1998 and 1997, the Company's insurance subsidiaries had combined statutory capital and surplus of approximately $151.9 million and $219.7 million, respectively. The individual capital and surplus of each of the Company's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their state of domicile.

       In addition, the liquidity of the Company could be materially adversely affected if Zenith should prevail in the dispute resolution process with respect to the determination of the final purchase price, as well as by certain legal issues or any material delay in the Company's receipt of the final payment of the ultimate purchase price determined to be payable by Zenith. See "Sale to Zenith," "Legal Proceedings" and "Recent Developments."

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At June 30, 1998 and December 31, 1997, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.


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

       The initial settlement documents have been finalized and the appropriate pleadings filed with the court. On July 29, 1998, the court issued a Preliminary Approval Order in which it certified the purported class for settlement purposes and scheduled a Settlement Fairness Hearing for October 8, 1998. Notice to the settlement class has been made.

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

       On June 22, 1998, the court approved a settlement between the parties and dismissed the complaint. Pursuant to the terms of the settlement agreement, RISCORP Insurance Company paid to the plaintiffs a settlement amount of $475,000. Seventy-five percent of the settlement amount has been covered by insurance. The Company recognized the $475,000 proposed settlement and the related insurance proceeds in the accompanying financial statements as of December 31, 1997. In addition, RISCORP Insurance Company and the Company agreed to assume full responsibility for liabilities arising from all policies of insurance issued by the CMIC prior to January 1, 1995, and for assessments which might be imposed upon the class of plaintiffs arising from their status as policyholders of CMIC. Upon the acquisition of the Company's assets, Zenith Insurance Company assumed those liabilities.

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

       On August 10, 1998, the court sentenced RMS to pay (i) a fine of $300,000, (ii) a special assessment fee of $400, (iii) the Florida Department of Law Enforcement $75,000 for the costs of the investigation, and (iv) to the State of Florida $50,000 in restitution. All of these amounts have been paid in full. On August 11, 1998, William D. Griffin was sentenced to five months incarceration, five months house arrest and three years probation. The remaining defendants received sentences varying from fines of $10,000 - $25,000, probation from one to three years and, in some cases, community service.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC have moved to dismiss the amended complaint and the Company has provided notice to Zenith that it believes this cause of action is included in the insurance liabilities assumed by Zenith in connection with the asset sale. Zenith has provided the Company with notice that it disputes this claim. On April 22, 1998, pursuant to an Omnibus Administrative Scheduling Order dated January 23, 1998, RISCORP adopted certain motions to dismiss the Amended Complaint filed by various other defendants in this action. These motions, if granted, would be entirely dispositive of the action. The motions have been fully briefed. Plaintiffs have filed a motion for class certification, and the parties are engaged in discovery. A hearing was held on June 30, 1998 on the class certification issue; however, no ruling has been issued. The cut-off date for discovery has been extended to October 15, 1998 by the Omnibus Order dated July 31, 1998. Management continues to contest this case vigorously.

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

       During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI has not yet issued a final report; however, based on the draft reports received in late July, 1998, there were no proposed adjustments to the capital and surplus of RPC and $3.5 million of proposed adjustments to the capital and surplus of RIC. The most significant examination adjustment was the non-admission by the FDOI examiners of $2.2 million of investments that were held by a bank outside of Florida. The remaining $1.3 million of adjustments related primarily to certain receivables that were either collected or charged to expense in 1998. These statutory adjustments have no material impact on the accompanying GAAP financial statements.

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

       None.

Item 3.Defaults Upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

       On June 4, 1998, the Company held its 1998 Annual Meeting of Shareholders. The shareholders voted upon one proposal, to elect Fredrick
       M. Dawson, Seddon Goode, Jr., George E. Greene III and Walter L. Revell to serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified.

       Pursuant to the Company's Amended and Restated Articles of Incorporation, holders of Class B Common Stock are entitled to ten votes per share and the holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders of the Company. There were 243,344,430 Class B votes cast "for" each of the nominees for director, consisting of 100 percent of the outstanding shares of Class B Common Stock. Holders of Class A Common Stock voted their shares as set forth below for each of the nominees:

                             Fredrick M. Dawson     Seddon Goode, Jr.     George E. Greene, III   Walter L. Revell

         For:                       10,209,861            10,210,000              10,206,024          10,209,000

         Withheld:                     219,598               219,459                 223,435             220,459

         Total:                     10,429,459            10,429,459              10,429,459          10,429,459

Item 5.    Other Information

       Shareholder Proposals

       The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after May 14, 1999.

Item 6.Exhibits and Reports on Form 8-K

       a)  Exhibit

            11    Statement Re Computation of Per Share Earnings

            27    Financial Data Schedules

       b)  Reports on Form 8-K

          The Company filed a Form 8-K on each of April 15, 1998 (as amended by a Form 8-K/A filed on June 15, 1998) and July 20, 1998, in connection with the consummation of the transactions contemplated in the Asset Purchase Agreement and the determination of the final purchase price, as described more fully in Part 1, Item 1 of this Form 10-Q.

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

                  Date:    August 19, 1998





                  By:    /s/Edward W. Buttner, IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    August 19, 1998