Form 10-Q
period 1998-09-30
RISCORP INC
filed 1998-11-16
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

 Class                                           Outstanding at October 31, 1998

Class A Common Stock, $.01 par value                        14,258,671
Class B Common Stock, $.01 par value                        24,334,443



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               September 30, 1998 and December 31, 1997                                        3-4


                           Consolidated Statements of Operations -
                               For the three months ended September 30, 1998 and 1997                            5

                           Consolidated Statements of Operations -
                               For the nine months ended September 30, 1998 and 1997                             6

                           Consolidated Statements of Cash Flows -
                               For the nine months ended September 30, 1998 and 1997                             7


                           Notes to Consolidated Financial Statements                                         8-14


           Item 2.         Management's Discussion and Analysis of Financial                                 15-24
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                               24-26

           Item 2.         Changes to Securities                                                              27

           Item 3.         Defaults Upon Senior Securities                                                    27

           Item 4.         Submission of Matters to a Vote of Security Holders                                27

           Item 5.         Other Information                                                                  27

           Item 6.         Exhibits and Reports on Form 8-K                                                   27

                           Signatures                                                                         28


Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                          September 30,     December 31, 1997
                                                                                        -----------------
                                                                                              1998
Assets                                                                                      (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $11,065 in 1998 and $142,876 in 1997)                             $        11,127       $     145,571
   Fixed maturities available for sale, at fair value
      (amortized cost $0 in 1998 and $53,437 in 1997)-restricted                                     --              53,820
   Fixed maturities  held to maturity,  at amortized  cost (fair value $9,643 in
      1998 and $24,347 in 1997)
                                                                                                  9,321              24,090
   Fixed maturities  held to maturity,  at amortized  cost (fair value $6,098 in
      1998 and $0 in 1997)-restricted
                                                                                                  6,150                  --
      Total investments                                                                          26,598             223,481


Cash and cash equivalents                                                                         1,541              16,858
Cash and cash equivalents-restricted                                                             15,457              13,295
Premiums receivable, net                                                                             --             100,183
Accounts receivable--other                                                                        2,634              16,720
Recoverable from Florida Special Disability Trust Fund, net                                          --              45,211
Reinsurance recoverables                                                                             --             184,251
Prepaid expenses                                                                                  5,365                  --
Prepaid reinsurance premiums                                                                          --             29,982
Prepaid managed care fees                                                                             --              8,420
Accrued reinsurance commissions                                                                       --             37,188
Receivable from Zenith                                                                          105,083                  --
Deferred income taxes                                                                            23,394              22,120
Property and equipment, net                                                                         345              26,665
Goodwill                                                                                             --              15,286
Other assets
                                                                                                  8,820               9,990
                                                                                                  -----               -----

Total assets                                                                             $      189,237       $     749,650
                                                                                         ==============       =============






See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                                 (in thousands)


                                                                                         September 30,     December 31, 1997
                                                                                              1998
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities:
   Losses and loss adjustment expenses                                                 $            --      $      437,038
   Unearned premiums                                                                                --              56,324
   Notes payable of parent company                                                                  --              15,000
   Notes payable of subsidiaries                                                                   167                 609
   Deposit balances payable                                                                         --               5,512
   Investments held for Zenith                                                                   6,150                 --
   Accrued expenses and other liabilities                                                       33,870              65,885
   Net assets in excess of cost of business acquired
                                                                                                    --               5,749
          Total liabilities                                                                     40,187             586,117
                                                                                       ---------------     ---------------

Shareholders' equity:
   Class A Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding:
       14,258,671 in 1998 and 11,855,917 in 1997                                                   146                 120
   Class B Common Stock, $.01 par value,  100,000,000 shares authorized;  shares issued and outstanding;
       24,334,443 in 1998 and 1997                                                                 243                 243
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized; 0 shares issued and outstanding                                                  --                  --
   Additional paid-in capital                                                                  140,688             135,974
   Retained earnings                                                                             7,934              25,195
   Treasury stock - at cost, 112,582 shares                                                         (1)
                                                                                                                        (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments
                                                                                                    40               2,002
                                                                                                    --               -----
          Total shareholders' equity                                                           149,050             163,533
                                                                                        --------------     ---------------

          Total liabilities and shareholders' equity                                     $     189,237      $      749,650
                                                                                         =============      ==============










See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             For the three months ended September 30, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:
      Premiums earned                                                                     $       --       $      40,417
      Fee income                                                                                  --               7,008
      Net realized gains                                                                          74                  55
      Net investment income                                                                    2,297               4,049
      Other income                                                                               141                  --
          Total revenue
                                                                                               2,512              51,529
                                                                                               -----              ------

   Expenses:
      Losses and loss adjustment expenses                                                         --              31,219
      Unallocated loss adjustment expenses                                                        --               3,195
      Commissions, underwriting and administrative expenses                                    3,835              15,291
      Interest expense                                                                           147                 473
      Depreciation and amortization                                                               39               2,418
                                                                                                  --               -----
          Total expenses
                                                                                               4,021              52,596
                                                                                               -----              ------

   Loss before income taxes                                                                    1,509               1,067

   Income tax expense (benefit)
                                                                                                 189                (433)
                                                                                                 ---                -----

   Net loss                                                                               $
                                                                                               1,698       $         634
                                                                                                                     ===


   Per share data:
      Net loss per common share - basic                                                   $     0.05       $        0.02
                                                                                                ====                ====

     Net loss per common share - diluted                                                  $     0.05                0.02
                                                                                                ====                ====

   Weighted average common shares outstanding                                             37,062,558           36,868,114
                                                                                          ==========          ===========

   Weighted average common and common share
     equivalents outstanding                                                              37,062,558           36,868,114
                                                                                          ==========          ===========








See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
              For the nine months ended September 30, 1998 and 1997
                 (in thousands, except share and per share data)


                                                                                            1998                1997
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)         (Unaudited)
   Revenue:
       Premiums earned                                                                 $       25,819      $      133,882
       Fee income                                                                               5,723              17,969
       Net realized gains                                                                       4,268                 380
       Net investment income                                                                    7,927              12,177
      Other income                                                                                234                  --
          Total revenue
                                                                                               43,971             164,408
                                                                                               ------             -------

   Expenses:
       Losses and loss adjustment expenses                                                     24,016              87,140
       Unallocated loss adjustment expenses                                                     2,561              11,295
       Commissions, underwriting and administrative expenses                                   30,703              51,862
       Interest expense                                                                           624               1,442
       Depreciation and amortization                                                            3,139               6,257
                                                                                                -----               -----
          Total expenses
                                                                                               61,043             157,996
                                                                                               ------             -------

   (Loss) income before income taxes                                                          (17,072)              6,412

   Income taxes
                                                                                                  189               2,602
                                                                                                  ---               -----

   Net (loss) income                                                                         $(17,261)             $3,810
                                                                                             ========               =====

   Per share data:
      Net (loss) income per common share-basic                                              $   (0.47)        $      0.10
                                                                                               ======                ====

      Net (loss) income per common share-diluted                                            $   (0.47)         $     0.10
                                                                                               ======                ====


   Weighted average common shares outstanding                                              36,949,133          36,868,114
                                                                                           ==========          ==========
   Weighted average common shares and common
        share equivalents outstanding                                                      36,949,133          37,331,665
                                                                                           ==========          ==========







See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                                                                               1998             1997
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash used in operating activities                                                      $  (33,735)       $  (24,228)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                          (940)           (3,112)
     Proceeds from the sale of equipment                                                          255               658
     Purchase of fixed maturities available for sale                                          (51,070)          (86,170)
     Purchase of fixed maturities held to maturity                                             (5,874)               --
     Proceeds from sale of fixed maturities available for sale                                 57,824           120,424
     Proceeds from maturities of fixed maturities available for sale                            6,029             9,868
     Proceeds from maturities of fixed maturities held to maturity                              6,000             1,000
     Purchase of equity securities                                                                 --              (637)
     Proceeds from sale of equity securities                                                    1,324             3,431
     Purchase of Maryland Fund, net of cash acquired                                               --               134
     Cash received from Zenith for sale of net assets                                          35,000                --
     Cash assets sold to Zenith                                                               (29,308)               --
     Investments to be transferred to Zenith                                                       --                --
                                                                                        -------------    --------------
       Net cash provided by investing activities                                               19,240            45,596
                                                                                          -----------      ------------

Cash flows from financing activities:
     Principal repayments of notes payable                                                       (245)             (501)
     (Decrease) increase in deposit balances payable                                           (1,599)              725
     Unearned compensation--stock options                                                          --               547
     Purchase of treasury stock                                                                    --            (2,100)
     Other, net                                                                                    --              (222)
     Transfer of cash and cash equivalents to restricted                                        1,022                --
                                                                                         ------------   ---------------
       Net cash used in financing activities                                                     (822)           (1,551)
                                                                                        -------------     -------------

Net (decrease) increase in cash and cash equivalents                                          (15,317)           19,817

Cash and cash equivalents, beginning of period                                                 16,858            26,307
                                                                                          -----------      ------------
Cash and cash equivalents, end of period                                                  $     1,541       $    46,124
                                                                                          ===========       ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                      $        479      $      1,447
                                                                                         ============      ============
           Income taxes                                                                   $     3,644      $      3,445
                                                                                          ===========      ============

Supplemental schedule of noncash investing and financing activities:

     The Company sold substantially all of its insurance assets and liabilities to Zenith (see Note 5). In conjunction with the sale, a receivable from Zenith was recorded as follows:

           Book value of net assets sold                                                  $   140,083
           Cash received from Zenith at closing                                               (35,000)
                                                                                        -------------
              Receivable from Zenith                                                      $   105,083
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

       On April 1, 1998, the Company and certain of its subsidiaries consummated the sale of substantially all of their assets to Zenith Insurance Company ("Zenith") and ceased substantially all of their former business operations. See Note 5 below for further discussion of the Zenith transaction. Accordingly, the results of operations for the nine months ended September 30, 1998 will not be indicative of the results that are expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of RISCORP, Inc. and subsidiaries for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 1998.

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

       The Company and HCSC entered into an agreement dated March 11, 1998 for the purchase of the Company's 50 percent interest in Third Coast for $1,324,001. The effective date of the transaction was January 1, 1998. The gain on the sale of Third Coast of $1,324,001 was included in net realized gains at March 31, 1998 and in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1998. The Company received all the funds due in connection with this transaction on April 3, 1998. In connection with the closing of the sale to Zenith, the Company received notice that Zenith believes that it is entitled to the proceeds from the sale of Third Coast. The Company disputes Zenith's entitlement to these proceeds and intends to vigorously defend any claim asserted by Zenith related to the Third Coast transaction.


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

       The $642,148 fair market value of the stock issued was recorded by the Company as goodwill amortization in the March 31, 1998 financial statements and in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1998. This amount was recorded as an amortization expense because it could not be recovered from the remaining future profitability of the workers' compensation business that was still under contract on January 9, 1998.


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

       The initial settlement documents have been finalized and the appropriate pleadings filed with the court. On July 29, 1998, the court issued a Preliminary Approval Order in which it certified the purported class for settlement purposes and scheduled a Settlement Fairness Hearing for October 8, 1998. Through no fault of the Company, approximately 350 members of the class did not receive timely notice and the Settlement Fairness Hearing has been rescheduled for December 15, 1998.

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

       On August 20, 1997, Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund is an association of self-insured employers who agreed to transfer, in a Loss Portfolio Transfer Agreement (the "Agreement") dated August 26, 1996, substantially all of its assets and liabilities to the Company. Co-defendant Peter D. Norman was a principal and officer of IAA. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that the Company has breached certain provisions of the Agreement and owes the Fund monies under the terms of the Agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RISCORP by approximately $6.0 million in the subject transaction.

       The court has granted defendant's Motion to Compel Arbitration per the terms and provisions of the Agreement. The other defendants, including IAA, have appealed the trial court's denial of their motions to compel arbitration. These appeals are pending before the Alabama Supreme Court. Assuming mediation fails, the dispute between the Company and the Fund will be resolved through arbitration. The Company intends to vigorously defend this claim, and believes that application of appropriate accounting and actuarial principles and methodologies to the calculation at issue may indicate that monies are instead owed to the Company by the Fund.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and also adopted certain motions to dismiss the amended complaint filed by various other defendants. On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants. The plaintiffs filed a motion to reconsider the dismissal order, which was denied by Judge Moreno on September 10, 1998. Most recently, on September 13, 1998, the plaintiffs filed a Notice of Appeal. Management will continue to monitor the progress of the appeals process as necessary.

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

       During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI issued a final report on the December 31, 1996 examination of RIC and RPC on October 16, 1998. There were no adjustments to the capital and surplus of RPC and $3.5 million of adjustments which reduced the capital and surplus of RIC. The most significant examination adjustment to the capital and surplus of RIC was the non-admission by the FDOI examiners of $2.2 million of investments that were held by a bank outside of Florida. The remaining $1.3 million of adjustments related primarily to certain related party receivables that were either collected or charged to expense in 1997. These statutory adjustments have no material impact on the accompanying GAAP financial statements.

        The Company has historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. As discussed more fully in Note 5 on April 1, 1998, the Company and certain of its subsidiaries have sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash. In connection with this sale to Zenith, the Company and its subsidiaries ceased substantially all of its former business operations and, accordingly, since April 1, 1998, the Company's cash requirements have been, and will continue to be, satisfied through investment income and the liquidation of investments and other assets.


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

       Pursuant to the terms of the Asset Purchase Agreement, on July 9, 1998, Zenith provided to RISCORP a list of suggested adjustments to the Proposed Business Balance Sheet. These suggested adjustments totaled $209.1 million and principally related to differences in the estimation of losses and loss adjustment expense reserves and the estimate of the allowance for uncollectible receivables. The adjustments proposed by Zenith reflect Zenith's position that the aggregate value of the liabilities assumed by Zenith exceeded the value of the assets transferred by as much as $68.0 million. Zenith subsequently proposed approximately $2.5 million in additional adjustments, increasing the total adjustments proposed by Zenith to approximately $211.6 million. RISCORP believes that, pursuant to the terms of the Asset Purchase Agreement, it is impermissible for Zenith to assert these additional proposed adjustments.

       The parties have engaged a nationally recognized independent accounting firm to serve as neutral auditors and neutral actuaries to resolve the items in dispute related to the determination of the final purchase price. Pursuant to the terms of this engagement, each party has delivered two written submissions to the neutral auditors and neutral actuaries setting forth each party's analysis of the issues in dispute and have responded to various questions raised by the neutral auditors and neutral actuaries in analyzing these issues. In addition, the neutral auditors and neutral actuaries have requested written responses from both RISCORP and Zenith to numerous questions raised in connection with their review of the disputed issues. Based on RISCORP's review of the submissions tendered by Zenith, RISCORP has agreed to aggregate adjustments to the Proposed Business Balance Sheet of $971,323. These adjustments were recorded in the June 30, 1998 Consolidated Statements of Operations and in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1998. In addition, these adjustments reduced the receivable from Zenith included in the Proposed Business Balance Sheet from $141,054,796 to $140,083,473. RISCORP believes that the other adjustments proposed by Zenith are without merit and RISCORP intends to vigorously dispute each such proposed adjustment in connection with the determination of the final purchase price to be paid by Zenith. Notwithstanding the foregoing, if Zenith should prevail in the dispute resolution process, it is possible that the final purchase price for this transaction could be the $35.0 million already received by RISCORP.

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

       In addition to the minimum capital and surplus amounts, in the event that RISCORP is unable to transfer to Zenith (i) certain certificates of deposit and securities held by regulatory authorities, (ii) the stated capital of the selling entities other than the insurance subsidiaries, or
       (iii) certain certificates of deposit and securities held in trust under certain reinsurance agreements prior to the date that Zenith is required to pay the final purchase price, such assets, at Zenith's option and in its sole discretion, shall be deemed not to be transferred to Zenith (the "Possible Exclusions"). As of September 30, 1998, the amortized cost of such certificates of deposit and securities that were still in process of being transferred to Zenith totaled $6,149,854. If the retention by RISCORP of the Definite Exclusions or any of the Possible Exclusions results in the value of the Transferred Liabilities exceeding the value of the Transferred Assets, the minimum purchase price specified in the Asset Purchase Agreement will be reduced.

       Pursuant to various provisions of the Asset Purchase Agreement, Zenith has provided notice to RISCORP of certain alleged breaches of the representations, warranties or covenants made by RISCORP therein. RISCORP has disputed the allegations asserted by Zenith and has also provided notice to Zenith of the occurrence of various indemnifiable events for which RISCORP believes it is entitled to seek indemnification from Zenith. In addition to disputes with respect to each party's right to be indemnified, RISCORP anticipates a dispute with Zenith with respect to its entitlement to the previously described security deposits held by various state insurance departments and other regulatory agencies that were not transferred to Zenith at closing. While it is impossible to predict the ultimate outcome of the issues currently in dispute with Zenith, RISCORP intends to vigorously defend all allegations asserted by Zenith with respect to these and other matters and intends to take such actions as it deems necessary to ensure that Zenith fully complies with its obligations under the Asset Purchase Agreement.


(6)    Comprehensive Income

       As of January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related income taxes, for the nine months ended September 30, 1998 and year ended 1997, respectively are as follows (in thousands):

                                                                               1998             1997
                                                                           -------------    -------------

 Net (loss) income                                                            $ (17,261)     $   1,479
 Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) during the period                              40         (1,555)
    Reclassification  adjustment  for realized gains included in
        net earnings                                                              4,268
                                                                                                     -

 Comprehensive loss                                                           $ (12,953)      $   (76)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words "believe," "estimate," "intend," "anticipate," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates of which they were made. RISCORP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include but are not limited to the following: (I) uncertainties with respect to the final purchase price to be paid by Zenith under the Asset Purchase Agreement; (ii) the value of the transferred assets and the transferred liabilities; (iii) the ability of RISCORP to recover any amounts from Zenith as a result of the occurrence of indemnifiable events; (iv) Zenith's ability to recover from RISCORP certain assets not transferred to it at closing or Zenith's ability to prevail with respect to its claims against RISCORP alleging the occurrence of various indemnifiable events; (v) projections of revenues, income, losses and cash flows related to operations; (vi) estimates concerning the effects of litigation or other disputes; and (vii) other risks detailed herein and from time to time in RISCORP's other reports and filings with the Securities and Exchange Commission.

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

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of these significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for the three months and nine months ended September 30, 1998 to the comparable period in 1997 is meaningless. Therefore, the results of operations for the three months and six months ended September 30, 1998 are explained separately with no comparison to the comparable prior periods. The results of operations of the Company prior to the April 1, 1998 sale to Zenith, compared to the comparable period in 1997 are included to comply with the requirements of the
       Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of the anticipated future operations by the Company.

       Results of Operations

       April 1, 1998 to September 30, 1998

       During the three months ended September 30, 1998, the Company's primary operating activities were the defense of the Proposed Business Balance Sheet, the investment of the $25.0 million initial payment received from Zenith on April 2, 1998, the investment of other invested assets retained by the Company, compliance with the provisions of the Asset Purchase Agreement and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       At September 30, 1998, the Company had investments totaling approximately $26.6 million, of which approximately $6.2 million consisted of securities to be transferred to Zenith. Those securities were primarily regulatory deposits and securities held in trust in connection with certain reinsurance agreements. The Company is awaiting the release of the securities by the regulatory agencies and the reinsurers. Upon their release, the securities will be transferred to Zenith in accordance with the terms of the Asset Purchase Agreement. A liability was recorded as of September 30, 1998 for the transfer of these securities to Zenith.

       The following is an analysis of other balances contained on the September 30, 1998 balance sheet.

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

                 Other  assets  of  $8.8  million  consisted  primarily  of $4.8 million of certain insurance recoverables which will be received when the accrued legal settlements discussed below are actually paid, and $3.7 million of accrued investment income.

                 Prepaid expenses of $5.4 million consisted primarily of prepaid insurance coverages $4.3 million and retainers paid to certain professionals and consultants of $1.1 million.

                 Accounts  receivable-other  of $2.6 million consisted primarily of a receivable of $2.3 million which will be realized upon the redemption of the Company's outstanding stock.

                 Accrued expenses and other  liabilities  totaled  approximately
                $33.5 million and consisted primarily of $20.5 million of an accrued legal settlement, $1.0 million of trade accounts payable, $0.7 million of unpaid restructuring cost relating to the June 1997 Corporate restructuring, $1.7 million of accrued legal, accounting, auditing and actuarial expenses that primarily relate to the defense of the Proposed Business Balance Sheet, $2.9 million of consulting expenses relating to a tax gross up payment for a previous stock award, $1.8 million of income taxes payable and $4.9 million of other accruals and payables.

       The Company's operating results for the six months ended September 30, 1998 resulted in a net loss of $7.9 million. The following is an analysis of the Company's revenues and expenses for the six months ended September 30, 1998.

       Net realized gains for the six months ended September 30, 1998 were $2.8 million. The net realized gains consisted primarily of gains on the sale of securities transferred to Zenith in connection with the Asset Purchase Agreement. For the nine months ended September 30, 1998, net realized gains were $4.3 million, of which $1.3 million was the gain on the sale of Third Coast recognized in the first quarter of 1998, more fully discussed in Note 2 of the consolidated financial statements contained in this document. Realized gains or losses during the first three quarters of 1997 were $0.4 million. Investment income for the three months and the nine months ended September 30, 1998 and 1997 consisted entirely of earnings from the investment portfolio, excluding unrealized gains & losses.

       Net investment income for the six months ended September 30, 1998 was $4.8 million. Net investment income consisted of interest income on the $105.1 million receivable from Zenith of $3.2 million, interest income on the $10.0 million balance in escrow of $0.3 million and other investment income of $1.3 million.

       Operating expenses for the six months ended September 30, 1998 totaled approximately $15.4 million. This amount included three significant non-recurring expenses that arose due to the sale to Zenith. The first non-recurring expense totaled approximately $3.4 million and consisted of severance payments to certain of the Company's former executives and employees. The second expense totaled approximately $4.1 million and consisted of the issuance of RISCORP stock to Phoenix Management Company, Ltd. ("Phoenix") in accordance with a Restricted Stock Award Agreement. The third expense totaled approximately $2.9 million and represented a payment for a tax gross up related to the issuance of the restricted stock award to Phoenix.

       The remaining $5.0 million of operating expenses consisted of $0.3 million of transition expenses incurred as a result of the sale to Zenith; $1.0 million of adjustments to the Proposed Business Balance Sheet (discussed more fully in Note 5); $0.6 million of management expenses; $0.7 million of accounting and auditing expenses; $1.1 million of recurring operating expenses such as rent, telephone, insurance and similar costs and $1.3 million of other expenses.

       In September 1998, the Company received a reimbursement of approximately $1.2 million of legal fees incurred in 1997 and 1998 in connection with payments made on behalf of certain former officers and directors of the Company. This reimbursement was included as a reduction in commission, underwriting and administrative expenses in the accompanying consolidated statement of operations for the three months ended September 30, 1998.

       Depreciation and amortization expense for the six months ended September 30, 1998 was $0.3 million. The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained approximately $0.4 million of fixed assets (consisting primarily of computer equipment) which is being depreciated over three years.

       Interest expense for the six months ended September 30, 1998 was $0.2 million. The Company remains liable under one note agreement in the amount of $0.2 million through November 1998. This note bears interest at 14.85%.

       Net investment income for the nine months ended September 30, 1998 was $7.9 million compared to $12.1 million for the same period in 1997, a net decrease of $4.2 million. The decline in investment income was due to a decline in invested assets (including the receivable from Zenith) of approximately $77.5 million for the nine month period ended September 30, 1998 compared to the same period in 1997. The decrease in invested assets was primarily due to the sale to Zenith and the decline in written premiums as discussed below.

       The effective tax rate for the nine months ended September 30, 1998 was 0 percent compared to 40.6 percent for the same period in 1997. The decline in the tax rate was primarily due to the Company's uncertainty of its ability to recover the tax benefit pertaining to losses incurred after April 1, 1998.

       The weighted average common and common share equivalents  outstanding for
       the  three  months  ended  September  30,  1998  was  36,062,558   versus
       36,868,114 for the three months ended September 30, 1997.

       Prior to April 1, 1998

       The discussion that follows relates to the operations and operating philosophy of the Company's activities which existed prior to April 1, 1998 and includes the results for the three months ended September 30, 1997 and the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RISCORP National Insurance Company ("RNIC") and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations. A comparison of the Company's direct written premiums for the nine months ended September 30, 1998 and the calendar year ended December 31, 1997, 1996 and 1995 (prior to reinsurance cessions or assumptions) by state is presented below:

                                    Direct Premiums Written (a)
   (Ddollars in millions)  1998 (b)        1997           1996          1995

   Florida                 $  29.2       $ 180.8        $ 270.8       $ 284.8
   Alabama                     4.1          39.1           21.7            --
   North Carolina              4.4          32.2           41.4            --
   Other                       1.0          28.4           22.8            --
                         ---------     ---------      ---------       --------
   Total                   $  38.7       $ 280.5        $ 356.7       $ 284.8
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


       The following table shows direct, assumed, ceded and net earned premiums by quarter for 1998 and 1997 (in thousands):

                                                                     Three Months Ended
                                     -----------------------------------------------------------------------------------

                                    9-30-98      6-30-98     3-31-98     3-31-97     6-30-97      9-30-97     12-31-97
                                   -----------  ----------  ----------  ----------- -----------  ----------  -----------

       Direct premiums earned      $            $            $ 48,416    $ 91,516    $ 91,761     $ 77,169    $ 67,800
                                            0            0
       Assumed premiums earned              0            0         79       2,827       2,064        1,118      12,500
       Premiums ceded to reinsurers         0            0    (22,676)    (47,529)    (47,173)     (37,870)    (34,700)

       Net premiums earned         $        0   $        0   $ 25,819    $ 46,814    $ 46,652     $ 40,417    $ 45,600
                                   ============ ============ ========    ========    ========     ========    ========



       The number of inforce policies were:

                        Quarter Ended          1996         1997        1998

                        March 31              22,777       30,141     18,145
                        June 30               26,002       29,602          0
                        September 30          28,772       25,649          0
                        December 31           30,081       22,357        N/A

       The decrease in direct earned premiums for the last six months of 1997 and the first quarter of 1998 was primarily due to the decrease in new and renewal premiums that the Company experienced in the second, third and fourth quarters of 1997 from the adverse publicity pertaining to the A.M. Best ratings of the Company's insurance subsidiaries, the Company's inability to file its 1996 Form 10-K, 1997 10-Q's and 1996 audited statutory financial statements in a timely manner, and the delisting of the Company's stock by NASDAQ. This is illustrated by the decrease in direct premiums earned of $77.2 million for the three months ended September 30, 1997 from $84.2 million for the same period in 1996, a net decrease of $7.0 million.

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

       In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where its insurance subsidiaries were not licensed. The fronting agreement was cancelled effective December 31, 1997. The cancellation of the fronting agreement and the sale to Zenith were the primary reasons that the assumed premiums decreased to $79 from $6,009 for the nine months ended September 30, 1998 from the same period in 1997. The increase in assumed premiums earned during the fourth quarter of 1997 from previous quarters was primarily the result of the Company recording $11.4 million of earned premiums from the National Council on
       Compensation Insurance, Inc. ("NCCI") pool participation. The assumed premiums from the fronting agreement were approximately $1.1 million and $2.4 million for the three months ended September 30, 1997 and September 30, 1996, respectively. While the company assumed premiums from several insurers, the fronting agreement generated the majority of the assumed premiums.

       For the years ended December 31, 1997 and 1996, the Company ceded approximately 50 percent of its Florida premiums to AmRe under a quota share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota share agreement (65 percent during 1996) with Chartwell. The Company terminated the agreement with Chartwell at December 31, 1997; however, the reinsurer continues to receive premiums and to be responsible for their portion of all losses incurred on policies effective before the termination date. The decrease in ceded premiums to $22.7 million for the nine months ended September 30, 1998 from $132.6 million for the same period in 1997 was due primarily to the decrease in direct premiums earned discussed above.

       Fee income for the nine months ended September 30, 1998 was $5.7 million compared to $18.0 million for the same period in 1997, a net decrease of $12.3 million. The decrease in fee income was primarily due to sale of the insurance operations to Zenith. Fee income for the first quarter of 1998 was comparable to fee income for the first quarter of 1997. Fee income for the three months ended September 30, 1997 was $7.0 million compared to $7.1 million for the same period in 1996, a net decrease of $0.1 million. The decrease between 1996 and 1997 was primarily due to the loss of service fees from the conversion of the National Alliance for Risk Management ("NARM") self insurance funds of North Carolina and
       Virginia (which were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RISCORP West Incorporated ("RWI") service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company and growth in other existing fee products.

       Realized gains or losses during the third quarter of 1997 were $55,097 and $380,524 for the nine months ended September 30, 1997.

       Investment income for the nine months ended September 30, 1997 was $12.6 million compared to $7.6 million for the same period in 1996, a net increase of $5.0 million. Investment income consists entirely of earnings from the investment portfolio, excluding realized gains and losses. The actual yield on invested assets is comparable between quarters.

       The loss ratio for the nine months ended September 30, 1998, 1997 and 1996 was 93.0 percent, 65.1 percent and 67.9 percent, respectively. The increase in the 1998 loss ratio of 27.9 percent was due primarily to adverse gross loss development during the first quarter of 1998 in the 1997 and prior accident years from certain business written in Florida of approximately $10.3 million, gross favorable loss development in Alabama and North Carolina of approximately $2.6 million and gross adverse loss development of $0.3 million in business written by RNIC and RPC in several smaller states. The increase in the 1997 loss ratio was due to adverse loss development in 1996 and prior accident years from certain business written in Alabama of approximately $4.0 million, adverse loss development of approximately $1.8 million in certain business written by RNIC in several smaller states, and favorable loss development of $2.5 million from business written in North Carolina.

       Losses and loss adjustment expenses for the nine months ended September 30, 1997, were $87.1 million compared to $89.5 million for the same period in 1996, a net decrease of $2.4 million, which is considered comparable.

       Unallocated loss adjustment expenses for the nine months ended September 30, 1997, were $11.3 million compared to $9.2 million for the same period in 1996, a net increase of $2.1 million. This increase was primarily due to the increased premium volume, increased loss reserves during this period and unfavorable loss development. The unallocated loss adjustment expense ratio for the nine months ended September 30, 1998, 1997 and 1996 was 9.9 percent, 7.9 percent and 6.6 percent, respectively. The 9.9 percent ratio at March 31, 1998 is comparable to the December 31, 1997 year to date ratio of 10.7 percent. The 1.2 percent increase in the 1997 ratio was primarily due to increased personnel and personnel related costs.

       Commissions, general and administrative expenses for the three months ended September 30, 1998 are discussed above. Such expenses for the three months ended March 31, 1998 were $15.5 million compared to $14.4 million for the same period in 1997. The net increase of $1.1 million from 1997 to 1998 was primarily attributable to a $4.3 million decrease in personnel expenses, a $4.4 million increase in legal and consulting expenses, and a $1.0 million increase in premium taxes, agents commissions, ceding commission income and underwriting expenses.

       Commissions, underwriting and administrative expenses for the three months ended September 30, 1997 were $15.3 million compared to $13.2 million for the same period in 1996, a net increase of $2.1 million. In addition, such costs were $14.4 million for the three months ended March 31, 1997. During the second quarter of 1997 the Company recorded a charge to earnings of $5.9 million in connection with the workforce reduction and restructuring. This non-recurring charge consisted of $5.1 million of personnel expenses (primarily severance costs), $0.7 million of occupancy costs (primarily lease cancellations) and $0.1 million of other restructuring costs. These restructuring costs were included in the accompanying financial statements with commissions, underwriting and administrative expenses. The remaining net increase of $3.0 million ($8.9 million including the restructuring charges) from 1996 to 1997 is attributable to increases in commissions, premium taxes and personnel costs caused by higher premiums generated from acquisitions and new and renewal premium growth, increased operating expenses from the addition of employees and increases in legal expenses from actions initiated in 1996. The Company's total employees were 0, 619 and 805 at September 30, 1998, 1997 and 1996, respectively.

       Interest expense for the nine months ended September 30, 1997 was $1.4 million compared to $2.1 million for the same period in 1996. The decrease was due to the repayment of approximately $28.6 million of debt in March 1996 using the proceeds from the initial public offering.

       Depreciation and amortization expense for the nine months ended September 30, 1997 and 1996 were $6.3 million. The amortization expense for the nine months ended September 30, 1996 contained an impairment loss of $2.7 million related to the goodwill reported in connection with the purchase of SISB.

       The effective tax rate for the nine months ended  September 30, 1997 was
       40.6 percent  compared to 42.1 percent for the same period in 1996.

       The weighted average common and common share equivalents outstanding for the three months ended September 30, 1997 was 36,868,114 versus 37,485,691 for the three months ended September 30, 1996. The weighted average common shares outstanding for the nine months ended September 30, 1997 and 1996 were 37,331,665 and 35,720,088, respectively. The increase in the weighted average number of shares for the nine months ended September 30, 1997, was due primarily to the inclusion of the shares issued in connection with the February 29, 1996 IPO for the entire first, second and third quarters of 1997 versus inclusion of such shares for only seven months for the first, second and third quarters of 1996, and the inclusion of certain contingent shares reserved for issuance in connection with the acquisitions of CompSource and IAA, as more fully discussed in Note 3 of the consolidated financial statements included in this document. The increase was partially offset by a decrease in common stock equivalents for option shares assumed to be exercised.

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

       Cash flow from operations for the nine months ended September 30, 1998 and 1997 was $(33.7) million and $(24.2) million, respectively. The decrease from January 1, 1998 to September 30, 1998 was due primarily to reductions in unearned premiums resulting from a decrease in direct premiums written and increases in losses and loss adjustment expenses, unallocated loss adjustment expenses and commissions, underwriting and administration expenses in relation to premiums earned during the first quarter of 1998 and due to the expenses related to the sale to Zenith. These expenses included severance payments to certain employees, the payment of accrued employee benefits and the payment of other expenses related to the sale.

       The Company has projected cash flows through December 1998 and believes it has sufficient liquidity and capital resources to support its operations.

       As of September 30, 1998 and 1997, the Company's insurance subsidiaries had combined statutory capital and surplus of approximately $134.9 million and $92.6 million, respectively. The individual capital and surplus of each of the Company's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their state of domicile.

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

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At September 30, 1998 and December 31, 1997, the Company's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

       Year 2000

       Effective April 1, 1998, RISCORP ceased substantially all of its former business operations, including its core insurance and managerial services operations.

       As more fully described above, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement for the sale of substantially all of the assets and the assumption of certain liabilities to Zenith in exchange for cash. RISCORP's computer systems and proprietary computer software, including the policy issue and management system and the claims systems, were included in the assets sold to Zenith. The computer programs retained by RISCORP to support its current operations are presently Year 2000 compliant.


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

       The initial settlement documents have been finalized and the appropriate pleadings filed with the court. On July 29, 1998, the court issued a Preliminary Approval Order in which it certified the purported class for settlement purposes and scheduled a Settlement Fairness Hearing for October 8, 1998. Through no fault of the Company, approximately 350 members of the class did not receive timely notice and the Settlement Fairness Hearing has been rescheduled for December 15, 1998.

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

       The court has granted defendant's Motion to Compel Arbitration per the terms and provisions of the Agreement. The other defendants, including IAA, have appealed the trial court's denial of their motions to compel arbitration. These appeals are pending before the Alabama Supreme Court. Assuming mediation fails, the dispute between the Company and the Fund will be resolved through arbitration. The Company intends to vigorously defend this claim, and believes that application of appropriate accounting and actuarial principles and methodologies to the calculation at issue may indicate that monies are instead owed to the Company by the Fund.

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

       On March 13, 1998, RIC and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997, against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Florida Antitrust Act and committed breach of contract, civil conspiracy and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and also adopted certain motions to dismiss the amended complaint filed by various other defendants. On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants. The plaintiffs filed a motion to reconsider the dismissal order, which was denied by Judge Moreno on September 10, 1998. Most recently, on September 13, 1998, the plaintiffs filed a Notice of Appeal. Management will continue to monitor the progress of the appeals process as necessary.

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

       During February 1998, the FDOI completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996. The FDOI issued a final report on the December 31, 1996 examination of RIC and RPC on October 16, 1998. There were no adjustments to the capital and surplus of RPC and $3.5 million of adjustments which reduced the capital and surplus of RIC. The most significant examination adjustment to the capital and surplus of RIC was the non-admission by the FDOI examiners of $2.2 million of investments that were held by a bank outside of Florida. The remaining $1.3 million of adjustments related primarily to certain related party receivables that were either collected or charged to expense in 1997. These statutory adjustments have no material impact on the accompanying GAAP financial statements.

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

       None.

Item 3.Defaults Upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

       Shareholder Proposals

       The proxy statement to be solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after May 14, 1999.

Item 6.Exhibits and Reports on Form 8-K

       a)  Exhibits

            11    Statement Re Computation of Per Share Earnings

            27    Financial Data Schedules

       b)  Reports on Form 8-K

          The Company filed a Form 8-K on July 20, 1998 in  connection  with the
          consummation  of  the  transactions   contemplated  in  the  Asset
          Purchase Agreement and the determination of the final purchase price, as described more fully in Part 1, Item 1 of this Form 10-Q.

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

                  Date:    November 16, 1998





                  By: /s/Edward W. Buttner, IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    November 16, 1998