Form 10-K
period 1998-12-31
RISCORP INC
filed 1999-03-23
CIK 1003957

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D. C. 20549

                                                     FORM 10-K
         (Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                                        or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission File Number 0-27462

                                  RISCORP, Inc.
             (Exact name of registrant as specified in its charter)

                Florida                                       65-0335150
            (State or other jurisdiction (I.R.S. Employer Identification Number) corporation or organization)

         2 North Tamiami Trail, Suite 608, Sarasota, Florida  34236 -5642
                (Address of principal executive offices)     (Zip Code)

             Registrant's telephone number, including area code: (941) 366-5015

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

                                                   Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of the registrant's Class A Common Stock held by non-affiliates of the registrant as of March 19, 1999 was $17,377,755.

The number of shares of the registrant's Common Stock issued and outstanding as of March 19, 1999 was 38,593,114 consisting of 14,258,671 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, Inc.
                           Annual Report on Form 10-K
                      for the year ended December 31, 1998

                                Table of Contents


                            Description                           Page



                                     PART I

Item 1.    Business                                                  1


Item 2.    Properties                                                15

Item 3.    Legal Proceedings                                         15

Item 4.    Submission of Matters to a Vote
           of Security Holders                                       18

                                      PART II

Item 5.    Market for Registrant's Common
           Equity and Related Stockholder Matters                    19

Item 6.    Selected Financial Data                                   19

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                             20

Item 8.    Financial Statements and Supplementary Data               29

Item 9.    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                                      29

                                     PART III

Item 10.   Directors and Executive Officers
           of the Company                                            30

Item 11.   Executive Compensation                                    30

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management                          30

Item 13.   Certain Relationships and Related Transactions            30

                                      PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K                        31

           Signatures                                                36




                                     PART I

Item 1.        Business

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings, and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. ("RISCORP") and its subsidiaries (collectively, the "Company") from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, without limitation, projections of revenues, income, losses, cash flows, plans for future operations, financing needs, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, uncertainties with respect to the final purchase price to be paid by Zenith Insurance Company ("Zenith") pursuant to that certain Asset Purchase Agreement by and among RISCORP, certain of its subsidiaries named therein, and Zenith, dated June 17, 1997, as amended (the "Asset Purchase Agreement"); the actual outcome of pending litigation, including, without limitation, the litigations currently pending with Zenith; the Company's ability to gain approval and receive payment from the Florida Department of Labor; the Company's need for additional capital to meet operating requirements; and other factors mentioned elsewhere in this report.

Overview

        On April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith. In connection with this sale, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the operations of the Company consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, the Company has no plans to resume any operating activities.

        Prior to April 1, 1998, the Company offered managed care workers' compensation insurance and services designed to lower the overall costs of work-related claims, while providing quality cost-effective care to injured employees. As of March 31, 1998, the Company provided workers' compensation insurance and services to approximately 18,000 policyholders, principally in Florida and the southeastern United States.

Asset Purchase Agreement with Zenith

        On June 17, 1997, the Company entered into the Asset Purchase Agreement with Zenith for the sale of substantially all of the assets of the Company related to its workers' compensation and other insurance business, including the Company's existing inforce business, and the right to all new and renewal policies (the "Asset Sale"). The transaction closed on April 1, 1998. Pursuant to a covenant not to compete set forth in the Asset Purchase Agreement, the Company agreed that it would not compete in the workers' compensation insurance business in the United States for a three-year period following the closing date. Accordingly, after the transaction closed, the Company ceased to be engaged in the workers' compensation or managed care businesses. In connection with the transaction, Zenith assumed certain liabilities related to the Company's insurance business, including $15 million in Company indebtedness owed to American Re-Insurance Company.

      In connection with the Asset Sale, Zenith paid the Company $35 million in cash, of which $10 million was placed in escrow to secure its indemnification obligations to Zenith. Pursuant to the terms of the Asset Purchase Agreement, the final purchase price to be paid by Zenith will be the amount by which the book value of the transferred assets exceeds the book value of the transferred liabilities assumed by Zenith at closing. On June 9, 1998, RISCORP delivered to Zenith a closing date balance sheet (the "Proposed Business Balance Sheet") representing the audited statement of transferred assets and transferred liabilities as of Apri1 1, 1998. The Proposed Business Balance Sheet indicated RISCORP's proposal as to the final purchase price of approximately $141 million, less the $35 million previously paid by Zenith.

         Subsequent to June 9, 1998, Zenith suggested adjustments to the Proposed Business Balance Sheet that totaled approximately $211 million. These suggested adjustments principally related to differences in the estimation of loss and loss adjustment expense reserves and the estimate of the allowance for uncollectible receivables. The adjustments proposed by Zenith reflected Zenith's position that the aggregate value of the liabilities assumed by Zenith exceeded the value of the assets transferred by approximately $70 million.

         On July 10, 1998, RISCORP and Zenith engaged a nationally recognized independent accounting firm to serve as neutral auditors and neutral actuaries (the "Independent Expert") to resolve the items in dispute between the parties and to determine the Final Business Balance Sheet for this transaction. On March 19, 1999, the Independent Expert delivered its determination of the Final Business Balance Sheet and, as such, its conclusion that the book value of the transferred assets exceeded the book value of the transferred liabilities assumed by Zenith at closing by $92.3 million. Therefore, pursuant to the terms of the Asset Purchase Agreement and given the $35 million previously paid by Zenith at closing, Zenith is required to pay an additional $57.3 million in immediately available funds on or before March 26, 1999, plus interest thereon of 6.13 percent from April 1, 1998 through the final payment date. Of this amount, $53.5 million, plus the interest component, is required to be paid to RISCORP, and $3.8 million is required to be deposited into escrow to further secure the Company's indemnification obligations to Zenith. RISCORP has reported the results of the Independent Expert's determinations in the accompanying 1998 consolidated financial statements; however, RISCORP is in the process of analyzing the basis for the adjustments to the Proposed Business Balance Sheet and is evaluating its alternatives related thereto.

        The sale to Zenith is more fully described in Note 1(b) of the accompanying consolidated financial statements.

Basis of Presentation

        As previously disclosed, due to the sale to Zenith, the Company ceased substantially all of its business operations as of April 1, 1998. However, given the operations of the Company for the period January 1, 1998 to April 1, 1998, a description of the Company's former business operations and the workers' compensation industry are included in this report to comply with the requirements of the Exchange Act and the rules and regulations of the Securities and Exchange Commission. At the present time, the Company has no plans to resume any operating activities.

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

Programs and Products

Workers' Compensation Products

        Prior to the sale to Zenith, the Company operated in a single industry segment. The Company's products and rating plans encompassed a variety of options designed to fit the needs of a wide selection of employers. The most basic product was a guaranteed cost contract, where the premium was set in advance and changes were made only when changes occurred in policyholder operations or payrolls. The premium for these policies was based on state approved rates, which varied depending on the type of work performed by each employee and the general business of the insured. The Company also offered several loss sensitive plans (retrospective rating, dividend, and large deductible plans) which determined the final premium paid based largely on the insured's losses during the policy period. Employers large enough to qualify had their premiums based on their loss experience over a three-year period. This loss experience was adjusted by the type of business and associated risks. In Florida, policyholders could also qualify for one or more premium credits (5 percent and 2 percent) by agreeing to comply with drug-free workplace and/or safe workplace policies, respectively. Policyholders that elected to assume a certain amount of financial risk could elect a deductible that made them responsible for the first portion of any claim. In exchange for the deductible election, the employer received a premium reduction. As a result of the sale to Zenith, the Company no longer offers any programs or products.

Workers' Compensation Management Services

        Prior to the sale to Zenith, the Company provided fee-based workers' compensation insurance management services to self-insurance funds and governmental risk-sharing pools, and performed all the services of an insurance carrier except assumption of the underwriting risk. The Company generally required that it be given complete managerial control over the fund's or pool's operations, and that it be entitled to share in cost savings it generated in addition to its base fees. As of March 31, 1998 (immediately prior to the sale to Zenith), the Company provided these services to four entities (representing approximately 3,000 employers) with standard premiums in force under management of approximately $80 million. The largest contracts were with Governmental Risk Insurance Trust, North Carolina Commerce Fund, and Third Coast Insurance Company. Effective January 1, 1998, the Company entered into an agreement for the sale of the Company's 50 percent interest in Third Coast Holding Company ("Third Coast"). Third Coast owned a 100 percent interest in Third Coast Insurance Company. The Company no longer provides any workers' compensation management services.

Workers' Compensation Managed Care Arrangements  ("WCMCAs")

        Effective January 1, 1997, Florida law mandated that workers' compensation insurers provide all medical care through WCMCAs. Under these arrangements, the Company was allowed to direct injured employees to a provider network in which employees were required to participate or face possible denial of medical cost coverage.

        The Company developed a provider network which covered the entire state of Florida and included approximately 5,000 physicians and 650 hospital and ancillary facilities as of March 31, 1998. The Company believed that its ability to obtain discounted medical fees, manage utilization, and track medical outcomes for providers that participated in its network enhanced its ability to manage claims. This provider network was assumed by Zenith on April 1, 1998.

Sales

        Prior to the sale to Zenith, the Company's workers' compensation products and services were sold by independent insurance agencies. As of March 31, 1998, the Company had appointed approximately 800 agencies in four states which sold its products, of which approximately 400 were in Florida. These independent agencies were viewed by the Company as important to its success. As a result of the Asset Sale, the Company no longer maintains relationships with any agencies.

Customers

        The Company insured over 18,000 policyholders as of March 31, 1998. The Company generally requested that its agencies target customers that complied with a return-to-work program, maintained a drug-free workplace, were proactive in seeking to minimize injuries in the workplace, and were financially sound or, for certain types of policies, were willing to provide adequate security. The Company did not target any particular industry and believes that its policies were issued to a diversified mix of employers. However, the Company generally did not insure certain employers which it considered to be high risk, including nuclear facilities operators, asbestos removers, and certain other high-risk employers. The Company no longer has any customers.

Employees

        Since April 1, 1998, the Company has had no employees or insurance operations and has provided no services to self insurance funds or other insurance related entities. Those services normally provided by employees are currently being outsourced. The Company had approximately 580 full-time employees at March 31, 1998. Of the Company's employees, approximately 435 provided services to the Company's customers and 145 worked in the Company's administrative and financial functions. The Company's employees were not subject to collective bargaining agreements. The Company believed that its employee relations and staffing were satisfactory to meet its former operating levels.

Reinsurance

        In connection with the sale to Zenith, the Company entered into an assumption and indemnity reinsurance agreement with Zenith effective April 1, 1998. Under the terms of that agreement, the Company ceded to Zenith 100 percent of its outstanding loss reserves (including incurred but not reported losses) and 100 percent of its unearned premiums as of April 1, 1998. Zenith issued assumption certificates to all the Company's former policyholders.

        Pursuant to the terms of the Asset Purchase Agreement, Zenith agreed to assume all of the Company's obligations under its then current and prior insurance and reinsurance contracts. The terms of the Asset Purchase Agreement, including the assumption and indemnity reinsurance agreement, were approved by the Florida and Missouri Insurance Departments on March 31, 1998 and April 1, 1998, respectively.

        As more fully explained in Note 1(b) of the accompanying consolidated financial statements, the Company transferred its reinsurance assets and liabilities in their entirety to Zenith on April 1, 1998. Prior to the sale to Zenith, the Company shared the risks and benefits of the workers' compensation insurance that it wrote with other insurance and reinsurance companies through various reinsurance agreements. For a further discussion of reinsurance, see
Note 8 to the accompanying consolidated financial statements included herein.

        To the extent that the reinsurers, including Zenith, are unable to meet their contractual obligations, the Company may be contingently liable for any losses and loss adjustment expenses ceded. Any such failure on the part of the Company's reinsurers could have a material adverse effect on the Company's financial condition.

A.M. Best Ratings of Insurance Subsidiaries

        Due to the discontinuation of the Company's insurance operations, RISCORP's insurance subsidiaries are no longer rated by A.M. Best, an insurance rating organization, or any other rating organization.

        Prior to the sale to Zenith, the Company's limited operating history, pending litigation, and other factors affected the ability of the insurance companies to obtain favorable A.M. Best and comparable ratings. A.M. Best ratings are based on, among other things, a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entities' officers. A.M. Best ratings are weighted towards factors of concern to policyholders and are not weighed toward the protection of investors. In assigning ratings, companies may fall within one of three A.M. Best rating groupings: Best's Ratings, Best's Financial Performance Ratings, or Not Rated ("NR"). The NR category identifies the primary reason a rating opinion was not assigned.

        At December 31, 1998, RISCORP's three insurance subsidiaries, RISCORP Insurance Company ("RIC"), RISCORP Property & Casualty Insurance Company ("RPC"), and RISCORP National Insurance Company ("RNIC"), were each assigned a Best's classification of NR-3 (Rating Procedure Inapplicable). An NR-3 classification is assigned to companies that are not rated by A.M. Best because the A.M. Best normal rating procedures do not apply due to a company's unique or unusual business features.

Competition

        Since April 1, 1998, the Company has not provided any insurance products or services. However, prior to ceasing its insurance operations, the Company competed in a highly competitive market. The Company's competitors included, among others, insurance companies, specialized provider groups, in-house benefits administrators, state insurance pools, and other significant providers of health care and insurance services. A number of the Company's former competitors were significantly larger, had greater financial and operating resources than the Company, and could offer their services nationwide. After a period of absence from the market, traditional national insurance companies re-entered the Florida workers' compensation insurance market, which re-entry increased competition in the Company's principal market segment. In addition, the Company faced significant competition in its newer markets, particularly North Carolina and Alabama. The Company did not offer the full line of insurance products which were offered by some of its competitors.

Regulation

General

        The Company's business was subject to state-by-state regulation of workers' compensation insurance (which in some instances included rate regulation and mandatory fee schedules) and workers' compensation insurance management services. These regulations are primarily intended to protect covered employees and policyholders, not the insurance companies nor their shareholders. Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. In addition, many states limit the maximum amount of dividends, distributions, and loans that may be made in any year by insurance companies. The Company did not make any shareholder dividends or distributions during 1998.

         The Company may from time to time need additional surplus to meet certain state regulatory requirements. There can be no assurance that capital will continue to be available when needed or, if available, will be on terms acceptable to the Company.

         In accordance with the terms of the Asset Purchase Agreement, RISCORP entered into a non-compete agreement with Zenith and, pursuant thereto, its insurance subsidiaries cannot re-enter the insurance business for a period of three years from April 1, 1998. In addition, in connection with the approval of the sale to Zenith, RISCORP voluntarily consented to a request from the Florida Insurance Department to discontinue writing any new or renewal insurance business for an indefinite period of time.

        Based  on the  inability  of the  Company  to write  any new or  renewal insurance business for an indefinite period of time, the impact of the non-compete on the marketability of RISCORP's insurance subsidiaries, and the future need for operating capital, RISCORP is presently considering the surrender of the Certificates of Authority ("COAs") of its insurance subsidiaries. If RISCORP surrenders the COAs of its insurance subsidiaries, it would be able to dividend funds from the insurance subsidiaries to RISCORP without regulatory approval.

Premium Rate Restrictions

        State regulations governing the workers' compensation system and insurance business in general imposed restrictions and limitations on the Company's business operations. Among other matters, state laws regulate not only the kind of workers' compensation benefits that must be paid to injured workers, but also the premium rates that may be charged to insure employers for those liabilities. As a consequence, the Company's ability to pay insured workers' compensation claims out of the premium revenue generated from the sale of such insurance was dependent on the level of premium rates permitted by state laws. In this regard, it is significant that, in certain instances applicable to the Company, the state regulatory agency that regulated workers' compensation benefits was not the same agency that regulated workers' compensation insurance premium rates and, in certain circumstances, such agencies' regulations were incompatible.

Financial and Investment Restrictions

        Insurance company operations are subject to financial restrictions that are not imposed on most other businesses. State laws require insurance companies to maintain minimum capital and surplus levels and place limits on the amount of insurance premiums a company may write based on the amount of the company's surplus. These limitations restricted the rate at which the Company's insurance operations could grow. The Company's 1998 statutory filings indicated that, as of December 31, 1998, its insurance subsidiaries met applicable state minimum capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        State laws also require insurance companies to establish reserves for the payment of policyholder liabilities and impose restrictions on the type of assets in which insurance companies may invest. These restrictions may require the Company to invest its insurance subsidiaries' assets more conservatively than if those companies were not subject to the state law restrictions which may prevent the Company from obtaining as high a return on these assets than it might otherwise be able to realize.

Participation in State Guaranty Funds

        Every state in which the Company operated has established one or more insurance guaranty funds or associations that are charged by state law to pay claims of policyholders insured by companies that become insolvent. All insurance companies must participate in the guaranty associations in the states where they do business and are assessable for the associations' operating costs, including the cost of paying policyholder claims of insolvent insurers. This type of guaranty fund is separate from the Florida Special Disability Trust Fund ("SDTF") which is designed to pay insurers for certain benefits paid to previously injured Florida workers. Pursuant to the terms of the Asset Purchase Agreement, Zenith assumed all liabilities and obligations with respect to guaranty fund assessments and similar charges attributable to the Company's former insurance operations.

Statutory Accounting and Solvency Regulation

        State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). SAP differs in a number of ways from generally accepted accounting principles ("GAAP") which govern the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, often resulting in lower asset values and higher liability values.

     State insurance regulators closely monitor the SAP-basis financial condition of insurance companies and can impose financial and operating restrictions on an insurance company, including: 1) transfer or disposition of assets; 2) withdrawal of funds from bank accounts; 3) extension of credit or making loans; and 4) investment of funds.

        At December 31, 1998 and 1997, each of RISCORP's insurance subsidiaries maintained statutory capital and surplus that met the minimum capital and surplus requirements in each state in which the individual company was licensed.

        The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1998 and 1997, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

        The Florida Insurance Department completed an examination of the statutory books and records of RIC and RPC as of December 31, 1996 and issued final reports on the examinations in October 1998. There were no adjustments to the capital and surplus of RPC and $3.5 million of adjustments which reduced the capital and surplus of RIC. The most significant examination adjustment to the capital and surplus of RIC was the non-admission by the examiners of $2.2 million of investments that were held by a bank outside of Florida. The remaining $1.3 million of adjustments related primarily to certain related party receivables that were either collected or charged to expense in 1997. These statutory adjustments had no material impact on the accompanying GAAP-based financial statements.

      On October 9, 1997, the Missouri Insurance Department completed an examination of RNIC's books and records as of December 31, 1996, and issued a final report on the 1996 examination in January 1998. The statutory capital and surplus as of December 31, 1996 determined by the examiners was $1.7 million less than that reported by RNIC in its 1996 statutory financial statements. One of the examination adjustments was the non-admission of a $0.9 million accounts receivable balance relating to the loss portfolio transfer from the Occupational Safety Association of Alabama ("OSAA"), an Alabama self-insured workers' compensation fund. This balance was paid in full by OSAA. The remaining $0.8 million of adjustments pertained to items that were either collected or charged to expense during 1997. These examination adjustments related only to the statutory financial statements and had no impact on the accompanying GAAP-based financial statements.

Losses and Loss Adjustment Expenses

        On April 1, 1998, the Company's net liabilities for losses and loss adjustment expense were transferred to Zenith; accordingly, at December 31, 1998, no liability for losses and loss adjustment expense was necessary.

        Prior to the sale to Zenith, the Company established its estimated liability for losses and loss adjustment expenses based on facts then known, estimates of future claims trends, experience with similar cases, and historical Company and industry trends. These trends included loss payment and reporting patterns, claim closures, and product mix.

        The following table presents an analysis of losses and loss adjustment expenses and provides a reconciliation of beginning and ending reserves for 1998, 1997, and 1996.

                                                                           1998             1997           1996
                                                                                      (in thousands)
Gross reserves for losses and loss adjustment
    expenses, beginning of year                                           $437,038        $458,239        $261,700
Less reinsurance recoverables                                              184,251         180,698         100,675
Less SDTF recoverable                                                       45,211          49,505          51,836
Less prepaid managed care fees                                               8,420          31,958          16,369
Net balance at January 1                                                   199,156         196,078          92,820

Assumed during year from loss portfolio transfers and acquisitions               -               -          88,212

Incurred losses and loss adjustment expenses related to:
  Current year                                                              14,860         125,764         123,986
  Prior years                                                               11,717          (2,401)          3,023
        Total incurred losses and loss adjustment expenses                  26,577         123,363         127,009


Losses and loss adjustment expenses paid related to:

  Current year                                                               1,717          45,646          56,088
  Prior years                                                               26,760          74,639          55,875
        Total losses and loss adjustment expenses paid                      28,477         120,285         111,963
Net balance at December 31                                                 197,256         199,156         196,078

Plus reinsurance recoverables                                              214,302         184,251         180,698
Plus SDTF recoverables                                                      44,552          45,211          49,505

Plus prepaid managed care fees                                               6,182           8,420          31,958
                                                                           462,292         437,038         458,239

Less reserves for losses and loss adjustment
   expenses transferred to Zenith                                          462,292               -               -
Gross reserves for losses and loss adjustment
  expenses at December 31                                           $            -        $437,038        $458,239

        The following table shows the development of losses and loss adjustment expenses for 1988 through 1997. The development data for 1998 is not available due to the transfer of the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998. The top line of the table indicates the estimated liabilities for unpaid losses and loss adjustment expenses as reported at the end of the stated year. Each calendar year-end reserve includes estimated unpaid liabilities for the current accident year and all prior accident years. The cumulative amount paid portion of the table presents the amounts paid as of subsequent years on those claims for which liabilities were carried as of each specific year. The section captioned "Liability Re-estimated as of" shows the original recorded liabilities as adjusted at the end of each subsequent year to give effect to the cumulative amounts paid and all other facts and information discovered during each year. For example, an adjustment made in 1996 for 1992 loss reserves will be reflected in the re-estimated ultimate liability for each of the years 1992 through 1995. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial liabilities were established. It is equal to the difference between the initial reserve and the latest liability re-estimated amount.

        The table below represents combined development for RIC, RPC, and their predecessors through 1995. Calendar year 1996 estimates of ultimate liabilities include reserves assumed with the purchase of RNIC and the subsequent loss portfolio transfers of five self-insurance funds. Effective in 1996, the Company has separately reported unallocated loss adjustment expenses previously included in general and administrative expenses. The cumulative paid and re-estimated liability data in the following table have been restated for all years to reflect this change. The table presents development data by calendar year and does not relate the data to the year in which the accident occurred.

                                As of December 31
                                 (In thousands)
                          1988    1989    1990    1991      1992      1993       1994      1995     1996     1997
Loss and loss adjustment
  expenses, net         $  954 $11,273$ 36,323$ 68,674  $ 96,755  $152,406  $ 128,453   $92,820 $196,078 $199,156
Cumulative Amount Paid:
  One Year Later           355    8,927 19,335   32,241    47,572   122,603    95,229    55,875   74,639
  Two Years Later          902   14,922 34,010   55,794   116,193   164,840   127,395    77,823
  Three Years Later      1,185   19,674  4,551   91,441   134,193   172,699   141,803
  Four Years Later       1,595   22,587 59,651  100,307   137,782   177,603
  Five Years Later       1,665   26,943 62,775  102,468   140,671
  Six Years Later        1,801   27,870 63,620  103,936
  Seven Years Later      1,821   28,141 64,129
  Eight Years Later      1,662   28,563
  Nine Years Later       1,862

Liability Re-estimated as of:
  One Year Later         1,016   18,508 44,192   71,145   115,116    156,866   133,651    95,843  193,677
  Two Years Later        1,219   20,541 49,429   83,918   123,472    156,303   139,992    96,189
  Three Years Later      1,462   24,514 55,485   91,477   123,298    162,811   144,138
  Four Years Later       1,890   27,108 58,588   91,821   125,751    167,907
  Five Years Later       1,977   26,670 57,867   92,878   131,074
  Six Years Later        1,785   26,023 57,981   96,905
  Seven Years Later      1,734   26,067 59,986
  Eight Years Later      1,567   26,814
  Nine Years Later       1,763

Cumulative Redundancy
 (Deficiency)            (809)  (15,541)(23,663)(28,231)(34,319) (15,501)  (15,685)   (3,369)    2,401

        As the foregoing table indicates, the Company's reserving results in its early years were adversely impacted by its short operating history and the relative age of the accounts it insured. Additionally, the inclusion of unallocated loss adjustment expenses in the table increased the cumulative deficiency for all years. From 1992 through March 31, 1998, the Company believes its reserving methodologies became more reliable. Key factors for this improvement were: 1) the ability to identify trends and reduce volatility based on a larger claims database; 2) the maturation of the Company's managed care approach to claims; and 3) industry reforms.

Risk Factors

         In evaluating the Company, prospective investors should carefully consider the following risk factors, in addition to the other information contained in this Annual Report.

Cessation of Business Operations

         On April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith. In connection with the Asset Sale, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, since such date, the operations of the Company have consisted, and will continue to consist, primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, the Company has no plans to resume any operating activities.

Control by a Single Shareholder

         The Company's equity consists of RISCORP's Class A and Class B Common Stock, which vote together as a single class on all issues, except as otherwise required by law. Mr. William D. Griffin owns beneficially 22,176,052 shares of RISCORP's Class B Common Stock, each share of which has ten times the voting power of a share of Class A Common Stock. As a result, Mr. Griffin controls approximately 86 percent of the combined voting power of the Class A and Class B Common Stock and controls the outcome of substantially all shareholder votes.

Uncertainties Relating to the Availability of Cash Proceeds for Distribution to Shareholders

         On March 19, 1999, the Independent Expert delivered its determination of the Final Business Balance Sheet and, as such, its conclusion that the book value of the transferred assets exceeded the book value of the transferred liabilities assumed by Zenith at closing by $92.3 million. Therefore, pursuant to the terms of the Asset Purchase Agreement and given the $35 million previously paid by Zenith at closing, Zenith is required to pay an additional $57.3 million in immediately available funds on or before March 26, 1999, plus interest thereon of 6.13 percent from April 1, 1998 through the final payment date. Of this amount, $53.5 million, plus the interest component, is required to be paid to RISCORP, and $3.8 million is required to be deposited into escrow to secure the Company's indemnification obligations to Zenith.

         Of the cash proceeds to be received from Zenith in connection with the Asset Purchase Agreement, approximately 85 percent have been, or will be, used to (i) fund the working capital requirements of the Company, (ii) resolve all claims and contingencies pending against RISCORP and its subsidiaries and to fund all expenses associated therewith, (iii) fund all other liabilities not transferred to Zenith, and (iv) satisfy any statutory reserve or capital requirements to which RISCORP's regulated subsidiaries are subject following the closing of the transaction with Zenith. Fifteen percent of the cash proceeds received from Zenith is to be held in escrow until the second anniversary of the Closing Date. Such escrowed funds are to be used to indemnify Zenith against liabilities (other than those transferred) and any misrepresentation, breach, or nonfulfillment of any agreement contemplated in the Asset Purchase Agreement. After the two year anniversary of the Closing Date, if no indemnification claim is pending, the funds remaining in escrow are to be paid to the Company with accrued interest, and such amount, if any, is to be available for the purposes set forth in items (i), (ii), (iii), and (iv) above.

         The Company anticipates that, after satisfaction of all claims and contingencies pending against the Company and its subsidiaries and after funding all expenses associated therewith, the remaining proceeds, if any, will be distributed to those shareholders of record on a record date to be established by RISCORP's Board of Directors in connection with any future dividends or distributions. Such claims and contingencies include all litigation pending or hereafter instituted against RISCORP, its subsidiaries, and their respective officers, directors, and agents, including, without limitation, the litigation with Zenith.

         While the Company believes that a portion of the proceeds will ultimately be available for distribution to shareholders, it is currently anticipated that the resolution of various contingent liabilities, including the Company's indemnification obligations to Zenith, will take at least two years. In addition, the Company is unable to predict when its litigation with Zenith will be resolved and what effect such resolution will have on funds available to shareholders. Pursuant to the terms of RISCORP's Amended and Restated Articles of Incorporation, the holders of Class A Common Stock and Class B Common Stock are entitled to participate in any dividends declared or paid by RISCORP or distributions to the holders of common stock in connection with any liquidation, dissolution, or winding up of the Company ratably on a per share basis.

         Any future distribution of closing proceeds will be at the discretion of the Board of Directors and available only to RISCORP shareholders on a record date to be established at a later time in connection with any such future distribution. Shareholders that currently are record holders of Class A Common Stock or Class B Common Stock who are not record holders at the time a record date is established in connection with a future distribution will not be entitled to participate in any such distribution of closing proceeds. The Board of Directors intends to solicit additional shareholder approval prior to a final distribution of closing proceeds. Although interim distributions or dividends to shareholders do not require shareholder approval, a final distribution of closing proceeds will require additional shareholder approval.

Personal Holding Company Income

         Following the consummation of the Asset Sale, the Company ceased substantially all of its former business operations and invested a substantial portion of its remaining assets in interest bearing obligations pending the resolution of various outstanding claims and other contingencies. Under the Internal Revenue Code of 1986, as amended (the "Code"), corporations that have 60 percent or more of their income from various passive sources, including dividends and interest, and that have 50 percent or more of their outstanding stock held by five or fewer individuals, are subject to a tax of 39.6 percent on their undistributed personal holding company income, as defined in the Code, in addition to their regular income tax. Because the Company has ceased to have active business income, but will not be able to liquidate or make other distributions promptly, it is anticipated that in one or more post-1998 tax years the Company will be considered to be a personal holding company and will either be subject to the personal holding company tax in addition to the regular income tax or will be required to distribute an amount equal to the taxable income earned by the Company, net of certain expenses and with certain other adjustments, as regular dividends taxable as ordinary income to shareholders to avoid the imposition of such a tax. In an effort to avoid unfavorable tax treatment, the Company, pending resolution of claims or contingencies, may invest in obligations the interest of which is excluded from gross income for federal income tax purposes. The Company's failure to make such investments or in the alternative to make distributions of net investment income, if any, could have a material adverse affect on the amount distributable to shareholders.

Investment Company Act Considerations

         While the Company does not intend to conduct its affairs in a manner which would require registration as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), a determination that it is an investment company subject to registration could materially increase its administrative costs and regulatory requirements.

         The Investment Company Act places restrictions on the capital structure, business activities, and corporate transactions of companies registered thereunder. Generally, a company is deemed to be an investment company subject to registration if its holdings of "investment securities" (generally, securities other than securities issued by majority controlled, non-investment company subsidiaries, and government securities) exceed 40 percent of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis. Pursuant to a rule of the Securities and Exchange Commission (the "Commission") under the Investment Company Act, a company that otherwise would be deemed to be an investment company may be excluded from such status for a one-year period provided that such company has a bona fide intent to be engaged primarily, as soon as reasonably possible (and in any event within that one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities. If the Company would otherwise be deemed to be an investment company under the Investment Company Act, the Company intends to rely on such exemption while it attempts to resolve all contingencies pending against the Company, and will not register as an investment company under the Investment Company Act during the one-year period following the closing of the Asset Sale.

         Registration by the Company under the Investment Company Act would require the Company to comply with various reporting and other requirements under the Investment Company Act, would subject the Company to certain additional expense, and could limit the Company's options for future operations.

         Because the Company does not expect to have resolved all contingencies pending against it within the one-year period referred to above, the Company may be required either to (i) apply to the Commission for exemptive relief from the requirements of the Investment Company Act or (ii) invest certain of its assets in government securities and cash equivalents that are not considered "investment securities" under the Investment Company Act. There can be no assurance that the Company will be able to obtain exemptive relief from the Commission. Alternatively, investments in government securities and cash equivalents could yield a significantly lower rate of return than other investments which the Company could make if it chose to register as an investment company.

Item 2.          Properties

        On April 1, 1998, the Company sold its headquarters building in Sarasota, Florida to Zenith in accordance with the terms of the Asset Purchase Agreement. The building contained 112,000 square feet of space, as well as an adjacent parking facility. The Company currently leases an aggregate of 17,000 square feet of office space at four other locations in three states, including Florida, under terms expiring through January 2001. The Company incurred rent expense of $0.2 million for 1998. The Company has aggregate continuing lease commitments through October 2000 of $0.2 million related to two locations in which offices were closed during 1997.

Item 3.            Legal Proceedings

        Zenith Litigation. On or about January 11, 1999, Zenith filed a lawsuit against RISCORP and certain of its subsidiaries in federal court in New York setting forth 14 separate causes of action arising out of the Asset Purchase Agreement and certain ancillary agreements. The complaint seeks an unspecified total amount of damages, but the amount of compensatory damages sought is in excess of $30 million, together with an unspecified amount of punitive damages and attorneys' fees. Zenith's claims include, among others, that the Company (i) breached certain representations and warranties set forth in the Asset Purchase Agreement, (ii) failed to transfer certain assets to Zenith, (iii) failed to operate its business in the ordinary course, (iv) failed to reimburse Zenith for certain payments, and (v) fraudulently induced Zenith to execute the Asset Purchase Agreement due to certain alleged verbal representations made with respect to RISCORP's Year 2000 compliance.

        On October 16, 1998, RISCORP and certain of its subsidiaries filed an action against Zenith in federal court in Tampa, Florida alleging a breach of the Asset Purchase Agreement. The Company amended its complaint in Florida on January 25, 1999, and added ten additional claims arising out of Zenith's failure to indemnify the Company for certain claims of third parties. The Company also added two other claims, one for breach of contract and one for conversion, related to Zenith's taking of $4.1 million the Company had on deposit with the South Carolina Insurance Department.

        The Company intends to vigorously defend those claims asserted by Zenith and to vigorously prosecute the Company's claims; however, there can be no assurance as to the ultimate outcome of this litigation. shapeType1fFlipH0fFlipV0fFilled1lineColor16777215fShadow0
        Securities Litigation. Between November 20, 1996 and January 31, 1997, nine shareholder class-action lawsuits were filed against RISCORP and other defendants in the United States District Court for the Middle District of Florida. In March 1997, the court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, three of its executive officers, one non-officer director, and three of the underwriters for RISCORP's initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP's Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that RISCORP's Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages.

         In July 1998, the parties executed a stipulation and agreement of settlement in which the Company agreed to pay $21 million in cash to a settlement fund to settle this litigation. The Company has paid $0.5 million as an advance to the settlement fund. The remainder of the settlement fund is to be paid from the proceeds of the second payment due under the Asset Purchase Agreement with Zenith. On July 29, 1998, the court issued a preliminary approval order in which it certified the purported class for settlement purposes. The court held a settlement fairness hearing on December 15, 1998. At that hearing, the court announced its opinion that the settlement was fair and reasonable and should be approved. The parties have executed several amendments to the settlement agreement extending the deadline after which plaintiffs may terminate the settlement agreement and resume litigation. Under the most recent amendment, the Company has until March 24, 1999 in which to fully fund the settlement agreement from the proceeds of the Zenith transaction. If the settlement fund is not fully funded by that date, plaintiffs have the right to terminate the settlement agreement pursuant to procedures specified in the agreement.

         The Company estimates that $8 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. The Company recognized the $21 million proposed settlement and the related insurance proceeds in the 1997 consolidated statement of operations. Because the settlement agreement is contingent on the Company's receipt of an additional payment from Zenith in connection with the Asset Sale, there can be no assurance that this litigation will be ultimately settled on the terms described herein.

         OSAA  Litigation.  On August 20, 1997,  the OSAA Workers'  Compensation
Fund (the "Fund") filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RNIC. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Mr. Peter D. Norman ("Norman") was a principal and officer of Independent Association Administrators, Inc. ("IAA") prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. RNIC has appealed the trial court's ruling which prevents the American Arbitration Association from administering the arbitration between RNIC and the Fund. The Alabama Supreme Court has stayed the current arbitration. The dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

         Bristol Hotel Litigation. On March 13, 1998, RIC and RPC were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

         On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. Although the Plaintiffs have indicated that they will seek to have the appeal terminated and the case remanded to the district court, no formal motion has been filed with the Court of Appeals. Management will continue to monitor the progress of the appeals process as necessary and intends to defend the case vigorously if it is returned to the district court for further proceedings.

         Employee Matters. In June 1997, the Company terminated a number of employees in connection with a workforce reduction. As a result of the workforce reduction, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.

     The Company, in the ordinary course of business, is party to various lawsuits. Based on information presently available, and in the light of legal and other defenses available to the Company, contingent liabilities arising from such threatened and pending litigation in the ordinary course are not presently considered by management to be material.

        Other  than  as  noted  above,   no  provision  had  been  made  in  the
accompanying consolidated financial statements for the foregoing matters at December 31, 1998.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         Following RISCORP's initial public offering on February 29, 1996, the Company's Class A Common Stock ($.01 par value) was traded on the NASDAQ Stock Market's National Market under the symbol "RISC." There is no public market for RISCORP's Class B Common Stock. Due to RISCORP's inability to timely file its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, RISCORP's Class A Common Stock was delisted on July 2, 1997. Despite RISCORP's timely filing of all periodic reports for all periods subsequent to the third quarter of 1997, RISCORP's Class A Common Stock has remained delisted, and RISCORP has no intention to seek readmission for listing on NASDAQ or any other national securities exchange. Accordingly, since July 2, 1997, there has been no public market for the RISCORP's Class A Common Stock.

         As of December 31, 1998, there were 376 record holders of Class A Common Stock. The following table sets forth the high and low per share bid prices for RISCORP's Class A Common Stock for each quarterly period, as reported to RISCORP by a national brokerage firm. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                 Per Share Bid Information for Class A Common Stock
                              1998                                                       1997
         --------- ------------- ----------- ------------          ------------ ------------ ----------- ------------
         1st           2nd       3rd             4th                   1st      2nd Quarter     3rd          4th
         Quarter     Quarter      Quarter      Quarter               Quarter                  Quarter      Quarter
-------- --------- ------------- ----------- ------------ -------- ------------ ------------ ----------- ------------
High      2 1/2       2 3/8        2 1/8       1 1/32                 4 3/8         33/4      1 1/8         11/2
Low       25/32      131/32         7/8         23/32                 1 7/8          5/8      15/16          3/8

     No dividends have been declared or paid since RISCORP's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

Item 6.          Selected Financial Data

                                                                     Year Ended December 31
                                             1998            1997             1996             1995           1994
                                                               (in thousands, except for per share data)
Income Statement Data:
Revenues:
   Premiums earned                          $25,819       $179,729         $173,557        $ 135,887         $ 1,513
   Fees and other income                      5,906         20,369           31,733           22,397          56,712
   Net realized gains                         4,280          1,546              105            1,016               -
   Net investment income                      7,103         16,447           12,194            6,708           1,677
           Total revenues                    43,108        218,091          217,589          166,008          59,902
Expenses:
   Losses and loss
     adjustment expenses                     24,016        104,052          114,093           82,532            (716)
   Unallocated loss
     adjustment expenses                      2,561         19,311           12,916           10,133           8,804
   Commissions and general and
     administrative expenses                 34,191         70,800           65,685           48,244          35,869
   Interest                                     676          1,919            2,795            4,634           1,750
   Depreciation and amortization              2,736          7,423           11,500            1,683           1,330
           Total expenses                    64,180        203,505          206,989          147,226          47,037


                                            _______            ______     Year Ended December 31___              _____
                                             1998            1997             1996            1995            1994

Income (loss) from operations               (21,072)        14,586           10,600           18,782          12,865
Loss on sale of net assets to Zenith        (47,747)             -               -                -               -
Income (loss) before income taxes           (68,819)        14,586           10,600           18,782          12,865
Income taxes (1)                              2,056          7,300            8,202            5,099           5,992
           Net income (loss)               $(70,875)    $    7,286       $    2,398        $  13,683      $    6,873
Net income (loss) per share (4)          $   (1.91)    $      0.20      $      0.07      $      0.49     $      0.24
Net income (loss) per share assuming
   dilution (4)                          $   (1.91)    $      0.20      $      0.07      $      0.45     $      0.23
Weighted average common
  shares outstanding                         37,012         36,892           34,648           28,100          28,100
Weighted average common
  shares and common share
  equivalents outstanding (2) (3)            37,012         37,116           36,406           30,093          30,093


Balance Sheet Data (at end of year):
Cash and investments                      $  37,686      $ 253,634        $ 281,963          $92,713         $47,037
Total assets                                               123,393          749,650          828,442         443,242
93,908
Long-term debt                                    -         15,609           16,303           46,417          27,840
Shareholders' equity                         95,566        163,533          157,308           16,157           3,895


(1) Certain subsidiaries of RISCORP were S Corporations prior to the Reorganization [as referred to in Note 1(a) to the Company's consolidated financial statements] and were not subject to corporate income taxes.

(2) The 1995 shares exclude 2,556,557 shares of Class A Common Stock reserved for issuance pursuant to the exercise of stock options outstanding as of December 31, 1995, having a weighted average exercise price of $3.96 per share.

(3) The 1997 and 1996 shares include 790,336 and 225,503 shares, respectively, of Class A Common Stock pursuant to the contingency clauses in the acquisition agreement with IAA. See Notes 4 and 20 to the Company's consolidated financial statements.

(4) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". As required by that pronouncement, these amounts have, for all years presented, been recalculated in accordance with its provisions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As discussed more fully in Note 1(b) of the accompanying consolidated financial statements, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with this sale, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the operations of the Company consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company.

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of the significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for 1998 to 1997 and 1996 is meaningless. Therefore, the results of operations for the nine months ended December 31, 1998 are explained separately with no comparison to the comparable prior periods. The results of operations of the Company prior to the April 1, 1998 sale to Zenith, compared to the comparable period in 1997 and 1996 are included to comply with the requirements of the Exchange Act and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of any future operations by the Company since no future operations are anticipated.

Results of Operations

April 1, 1998 to December 31, 1998

        During the nine months ended December 31, 1998, the Company's primary operating activities were the defense of the Proposed Business Balance Sheet, the investment of the net $25 million initial payment received from Zenith on April 2, 1998, the investment of other invested assets retained by the Company, compliance with the provisions of the Asset Purchase Agreement, and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

        At December 31, 1998, the Company had investments totaling $16 million, of which $4.6 million consisted of securities to be transferred to Zenith. Those securities were primarily regulatory deposits and securities held in trust in connection with certain reinsurance agreements.

        The following comments pertain to the other balances on the December 31, 1998 balance sheet.

         Restricted cash and cash equivalents consisted primarily of the $10 million initial purchase price payment which is being held in escrow under the terms of the Asset Purchase Agreement.

         The $49.9 million receivable from Zenith represents the remaining purchase price to be received from Zenith in connection with the Asset Sale. A more in-depth discussion of the receivable amount can be found in Note 1(b) of the accompanying financial statements.

         Deferred income taxes of $3.1 million consisted of federal and state income taxes that are anticipated to be recovered in future years. At this time, this asset is expected to be fully recoverable.

         Other assets of $7.3 million consisted primarily of prepaid insurance coverages of $4.1 million, retainers paid to certain professionals and consultants of $1.1 million, and accrued investment income of $2.1 million, of which $1.8 million relates to interest receivable from Zenith.

         InMarch 1999, the Company collected $11.9 million of the $17.3 million of recorded income taxes recoverable. The remaining balance is expected to be received during 1999.

         Accounts receivable-other of $7.7 million consisted primarily of a $2.3 million receivable which is expected to be realized upon the redemption of the Company's outstanding stock and $4.8 million of certain insurance recoverables which is expected to be received when the accrued legal settlements discussed herein are actually paid.

         Accrued  expenses  and other  liabilities  totaled  $27.8  million  and consisted primarily of $20.5 million of an accrued legal settlement, $2.5 million of accrued legal, accounting, auditing, and actuarial expenses that primarily relate to the defense of the Proposed Business Balance Sheet, $1.3 million of trade accounts payable, $1 million of income taxes payable, $0.6 million of unpaid restructuring cost relating to the June 1997 corporate restructuring, and $1 million of other accruals and payables.

        The Company's operating results for the nine months ended December 31, 1998 resulted in a net loss of $61.6 million. The following comments pertain to the Company's revenues and expenses for the nine months ended December 31, 1998:

         The $47.7 million loss on the sale to Zenith represents the adjustment to the purchase price as determined by the Independent Expert [see
           Note 1(b) of the accompanying consolidated financial statements].

            Net realized gains were $2.8 million. The net realized gains consisted primarily of gains on the sale of securities transferred to Zenith in connection with the Asset Purchase Agreement. For 1998, the net realized gains were $4.3 million, of which $1.3 million was the gain on the sale of Third Coast recognized in the first quarter of 1998, more fully discussed in Note 4 of the accompanying consolidated financial statements.

            Net investment income was $3.8 million. Net investment income consisted of $1.8 million of interest income on the $49.9 million receivable from Zenith, interest income of $0.4 million on the $10 million balance in escrow, and $1.6 million of investment portfolio income.

            Operating expenses totaled $18.6 million. This amount included three significant non-recurring expenses that relate to the sale to Zenith. The first non-recurring expense totaled $3.4 million and consisted of severance payments to certain of the Company's former executives and employees. The second expense totaled $4.1 million and consisted of the issuance of RISCORP stock to The Phoenix Management Company, Ltd. ("Phoenix") in accordance with a Restricted Stock Award Agreement. The third expense totaled $2.8 million and represented a payment for a tax gross up related to the issuance of the restricted stock award to Phoenix. The remaining $8.3 million of operating expenses consisted of $2.8 million of accounting and auditing expenses, $1.7 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, $1 million of adjustments to the Proposed Business Balance Sheet (discussed more fully in Note 1(b) of the accompanying consolidated financial statements), $0.9 million of management expenses, $0.3 million of transition expenses incurred as a result of the sale to Zenith, and $1.6 million of other expenses.

            In September 1998, the Company received a reimbursement of $1.2 million of legal fees incurred in 1997 and 1998 in connection with payments made on behalf of certain former officers and directors of the Company. This reimbursement was included as a reduction in commissions and underwriting and administrative expenses in the accompanying 1998 consolidated statement of operations.

            Depreciation and amortization expense was $0.3 million. The Company transferred all assets subject to amortization to Zenith in connection with the sale and, based on discussions with representatives of Zenith, retained $0.3 million of fixed assets (consisting primarily of computer equipment) which is being depreciated over three years.

            Interest expense was $0.7 million.

           Net investment income for 1998 was $7.1 million compared to $16.4 million in 1997, a net decrease of $9.3 million. The decline in investment income was due to a decline in invested assets (including the receivable from Zenith) of $157.6 million for 1998 compared to 1997. The decrease in invested assets was primarily due to the sale to Zenith and the decline in written premiums as discussed elsewhere herein.

Prior to April 1, 1998

        The discussion that follows relates to the operations and operating philosophy of the Company's activities which existed prior to April 1, 1998 and includes the results for the year ended December 31, 1998 compared to 1997 and 1996.

     Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, RISCORP acquired RNIC and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed RISCORP to diversify its at-risk operations. A comparison of the Company's direct written premiums for 1998, 1997, and 1996 (prior to reinsurance cessions or assumptions) by state is presented below (in millions):

                                Direct Premiums Written
                        1998 (a)        1997           1996
Florida                  $  29.2       $ 180.8        $ 270.8
Alabama                      4.1          39.1           21.7
North Carolina               4.4          32.2           41.4
Other                        1.0          28.4           22.8
Total                    $  38.7       $ 280.5        $ 356.7

                    (a) 1st quarter 1998, prior to the sale to Zenith.

        Direct written  premiums were reduced by specific  reinsurance  cessions
(1996), the 50 percent quota-share reinsurance agreement for the Company's Florida workers' compensation business (1996), and the 65 percent quota-share reinsurance agreement (effective October 1, 1996), with another reinsurer for certain non-Florida business. The 65 percent quota-share reinsurance agreement was reduced to 60 percent effective January 1, 1997 and was cancelled on a run-off basis on December 31, 1997.

         The majority of the Company's premiums were written in Florida, a regulated pricing state where premiums for guaranteed cost products were based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies which were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing these plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written on or after January 1, 1997. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. In October 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written on or after January 1, 1998. North Carolina approved a 13.7 percent decrease in loss costs, effective April 1, 1997, that the Company adopted in October 1997, which resulted in an overall effective rate reduction of 8.4 percent.

         The Company experienced increased pricing pressures during 1997. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril, and auto, and to focus on its core workers' compensation business. Net written premiums on these lines of business were less than $1 million during 1997 and were less than $0.5 million in 1996.

         In June 1997, the Company implemented a strategic plan to consolidate several of its field offices and announced its intention to close all field offices, except Charlotte, North Carolina, and Birmingham, Alabama, by the end of 1997, and to cease writing new business in certain states, including Oklahoma, Virginia, Missouri, Mississippi, Louisiana, and Kansas. The estimated impact of the decision to discontinue writing business in those states was a reduction of $16 million in direct premiums written.

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

         Part of the Company's claims management philosophy was to seek recoveries for claims which were reinsured or which could be subrogated or submitted for reimbursement under various state recovery programs. As a result, the Company's losses and loss adjustment expenses were offset by estimated recoveries from reinsurers under specific excess-of-loss and quota-share reinsurance agreements, subrogation from third parties, and state "second disability" funds, including the Florida Special Disability Trust Fund ("SDTF").

         The following table shows direct, assumed, ceded, and net earned premiums for 1998, 1997, and 1996 (in millions):

                                           Year Ended December 31
                                        1998 (a)        1997           1996
Direct premiums earned                    $ 48.4        $328.2         $326.9
Assumed premiums earned                      0.1          18.8           11.7
Premiums ceded to reinsurers               (22.7)       (167.3)        (165.0)
Net premiums earned                        $25.8        $179.7         $173.6

                  (a) 1st quarter 1998, prior to the sale to Zenith.

         The Company experienced a decrease in direct earned premiums in the last six months of 1997 and the first quarter of 1998 primarily due to the decrease in new and renewal premiums experienced by the Company in the second, third, and fourth quarters of 1997. These premium declines resulted from, among other things, the adverse publicity pertaining to the A.M. Best ratings of RISCORP's insurance subsidiaries, RISCORP's inability to file its 1996 Form 10-K, 1997 Form 10-Qs, and 1996 audited statutory financial statements in a timely manner, the delisting of RISCORP's stock by NASDAQ, and the failure by Zenith to provide a cut through endorsement for the non-Florida business, as requested by the Company.

         The $1.3 million net increase in the direct premiums earned for 1997 compared to 1996 was primarily the result of the following factors:

         The infusion of $68.9 million of capital into RISCORP's insurance subsidiaries from RISCORP's initial public offering ("IPO") proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums were earned pro rata over the policy periods (usually 12 months); therefore, increased premiums written during the last nine months of 1996 had a positive impact on earned premiums in 1996 and 1997.

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

        In September 1995, the Company entered into a fronting agreement with another insurer which enabled the Company to begin expansion into states where the RISCORP insurance companies were not licensed. The fronting agreement was cancelled effective December 31, 1997. The cancellation of the fronting agreement and the sale to Zenith were the primary reasons that the assumed premiums decreased to $0.1 million in 1998 from $18.8 million in 1997. The increase in assumed premiums earned in 1997 from 1996 was primarily the result of the Company recording $11.4 million of earned premiums from the National Council on Compensation Insurance, Inc. pool participation. The assumed premiums from the fronting agreement were $7.1 million and $11.7 million for 1997 and 1996, respectively. While the company assumed premiums from several insurers, the fronting agreement generated the majority of the assumed premiums.

        For 1997 and 1996, the Company ceded 50 percent of its Florida premiums under a quota-share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota-share agreement (65 percent during 1996) with Chartwell Reinsurance Company ("Chartwell"). The Company terminated the agreement with Chartwell at December 31, 1997; however, the reinsurer continues to receive premiums and to be responsible for its portion of all losses incurred on policies effective before the termination date. The decrease in ceded premiums to $22.7 million in 1998 from $167.3 million in 1997 was due primarily to the sale to Zenith and to the decrease in direct premiums earned discussed above.

        Fee income for 1998 was $5.7 million compared to $20.4 million and $31.7 million for 1997 and 1996, respectively. The decrease in fee income was primarily due to sale of the insurance operations to Zenith. The decrease between 1996 and 1997 was primarily due to the loss of service fees from the conversion of the National Alliance for Risk Management ("NARM") self-insurance funds of North Carolina and Virginia (which funds were previously managed by the Company) to at-risk business via loss portfolio transfers and decreases in RISCORP West Incorporated ("RWI") service fee income from the termination of RWI's Mississippi and Louisiana service contracts. The decrease in fee income was partially offset by new fees generated from the CompSource acquisition, the fronting agreement, the new service agreement with Third Coast Insurance Company, and growth in other existing fee products.

        Net investment income for 1998, 1997, and 1996 was $7.1 million, $16.4 million, and $12.2 million, respectively. Net investment income consists entirely of earnings from the investment portfolio, excluding realized gains and losses in 1997 and 1996. See the foregoing comments on the components of the 1998 investment income.

        The loss ratios for 1998, 1997, and 1996 were 93 percent, 58 percent, and 67 percent, respectively. The increase in the 1998 loss ratio of 35 percent was due primarily to adverse gross loss development during the first quarter of 1998 in the 1997 and prior accident years from certain business written in Florida of $10.3 million, gross favorable loss development in Alabama and North Carolina of $2.6 million, and gross adverse loss development of $0.3 million in business written by RNIC and RPC in several smaller states. The decrease in the loss ratio from 1996 to 1997 was due primarily to favorable development in Florida (7 percent) and North Carolina (1 percent) and unfavorable development in Alabama (1 percent) relating to the Company's 1996 and earlier accident years' loss and loss adjustment reserves. The favorable development in the Florida business was due primarily to the reduction in the loss and loss adjustment expense reserves resulting from an actuarial analysis completed in the fourth quarter of 1997 and the favorable development for the 1996 accident year resulting primarily from favorable development of post-1993 Florida accident years due to enhanced savings form the legislative changes that became effective in 1994.

        Unallocated loss adjustment expenses for 1997 were $19.3 million compared to $12.9 million for 1996, a net increase of $6.4 million. This increase was primarily due to the increased premium volume, increased loss reserves during 1997, and unfavorable loss development. The unallocated loss adjustment expense ratio for 1998, 1997, and 1996 was 10 percent, 11 percent, and 7 percent, respectively. The 4 percent increase in the 1996 to 1997 ratio was primarily due to increased personnel and personnel related costs.

        Commissions and general and administrative expenses for 1998, 1997, and 1996 were $34.2 million, $70.8 million, and $65.7 million, respectively. The net increase of $5.1 million from 1996 to 1997 is primarily the result of a $6.3 million increase in the amortization of deferred acquisition costs, a $2.1 million increase in personnel expenses primarily related to severance payments incurred in connection with the June 1997 workforce reduction, a $5.9 million increase in accounting, auditing, consulting, and legal expenses primarily resulting from the Company's inability to file its 1996 financial statements in a timely manner, a $2.8 million increase in postage, telephone, and insurance expenses, a $13 million expense recognized in the fourth quarter of 1997 in connection with the proposed settlement of the securities class action lawsuit, a $5 million increase relating to expenses associated with the NCCI pool participation, a $5.3 million increase in commissions paid to agents, and a $1.7 million reduction in ceding commission income. These expense increases were offset by reductions in marketing related travel expenses of $1.5 million, decreases in premium taxes of $8.5 million resulting from a decline in written premiums, and a decline in bad debt expenses of $27 million. The Company had no employees at the end of 1998 and approximately 580 at December 31, 1997.

        Interest expense for 1997 and 1996 was $1.9 million and $2.8 million, respectively. The decrease was due to the repayment of $28.6 million of debt in March 1996 using the proceeds from RISCORP's initial public offering.

        Depreciation  and   amortization   expense  for  1997  and  1996  were
$7.4  million  and  $11.5  million, respectively.

Liquidity and Capital Resources

        The Company historically met its cash requirements and financed its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted primarily of payment of losses and loss adjustment expenses, support of its operating activities, including various reinsurance agreements and managed care programs and services, capital surplus needs for its insurance subsidiaries, and other general and administrative expenses. RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with this sale to Zenith, the Company ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow has been generated from investment income. The Company's future cash requirements are expected to be satisfied through investment income and the liquidation of investments.

        Cash flow from operations for 1998, 1997, and 1996 was $(37.6) million, $(22.9) million and $28.1 million, respectively. The decrease from 1997 to 1998 was due primarily to reductions in unearned premiums resulting from a decrease in direct premiums written and increases in losses and loss adjustment expenses, unallocated loss adjustment expenses, and commissions and underwriting and administration expenses in relation to premiums earned during the first quarter of 1998, and the expenses related to the sale to Zenith. These expenses included severance payments to certain employees, the payment of accrued employee benefits, and the payment of other expenses related to the sale. The decrease from 1996 to 1997 was due primarily to reductions in unearned premiums, and loss and loss adjustment expense reserves, resulting from a decrease in direct premiums written of $76.2 million, as well as increases in commissions and general and administrative expenses and unallocated loss adjustment expenses of $4.8 million and $6.4 million, respectively.

        The Company has projected cash flows through December 1999 and believes it has sufficient liquidity and capital resources to support its operations. The liquidity of the Company could be materially adversely affected if Zenith should prevail in the dispute resolution process with respect to the determination of the final purchase price. Furthermore, the adverse resolution of certain legal issues or any material delay in the Company's receipt of the final payment of the ultimate purchase price determined to be payable by Zenith could have a material adverse effect on the Company's liquidity. See "Sale to Zenith," "Legal Proceedings," and "Recent Developments."

Year 2000

         The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing of date and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems may arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources, such as the use of special codes and conventions that make use of a date field.

         Effective April 1, 1998, RISCORP ceased substantially all of its former business operations, including its core insurance and managerial services operations. RISCORP's computer systems and proprietary computer software, including the policy issue and management system and the claims systems, were included in the assets sold to Zenith, pursuant to the Asset Purchase Agreement.

         Effective April 1, 1998, the Company entered into a computer outsourcing agreement. Under the terms of that agreement, the vendor is to provide the Company with computer configuration, software installation, network configuration and maintenance, telecommunication coordination, computer maintenance, and other computer-related services. The agreement is for a period of 36 months.

        Due to the cessation of its operations, RISCORP does not believe it has any material third-party relationships that present significant Year 2000 risks. The Company has requested confirmation from the financial institutions with which it maintains accounts that such institutions are Year 2000 compliant.

        Based on its limited operations, the Company believes its most reasonably likely worst case scenario Year 2000 problem would be a temporary inability to access its accounts with financial institutions if such institutions' systems are not Year 2000 compliant. Because the Company does not expect that the Year 2000 will have a material adverse effect on the Company, it has determined that it is unnecessary to develop a contingency plan.

Item 8.           Financial Statements and Supplementary Data

         The   Company's   consolidated   financial   statements,   notes,   and
supplementary schedules are set forth on pages F-2 to F-50 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in, or disagreements with, accountants on accounting or financial disclosure for the two years ended December 31, 1998.

                                    PART III


Item 10.          Directors and Executive Officers of the Company

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Shareholder Action - Proposal 1. Election of Directors" and "Management Directors and Executive Officers" included in RISCORP's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

Item 11.          Executive Compensation

        The information required by this item will appear in the sections entitled "Executive Compensation" included in RISCORP's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

        The   information   required  by  this  item  will  appear  in,  and  is
incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Shareholders" included in RISCORP's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

Item 13.          Certain Relationships and Related Transactions

        The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in RISCORP's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8 - K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

               Independent Auditors' Report...............................................................F-1
               Consolidated Balance Sheets at December 31, 1998 and 1997..................................F-2
               Consolidated Statements of Operations for the Years Ended December 31, 1998,
              1997, and 1996..............................................................................F-4
               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
              December 31, 1998, 1997, and 1996...........................................................F-5
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
              1997, and 1996..............................................................................F-6
               Consolidated Statements of Comprehensive Income for the Years Ended
              December 31, 1998, 1997, and 1996...........................................................F-8
               Notes to Consolidated Financial Statements.................................................F-9

    2.   Financial Statement Schedules

                 I - .....................................................................................Summary
              of investments - other than investments in related parties..................................F-45
                II -Condensed financial information of registrant.........................................F-46
               IV - Reinsurance...........................................................................F-49
               VI - Supplemental information concerning property-casualty insurance operations............F-50

         All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

    3.   Exhibits

        Set forth in paragraph (c) below.

(b) Reports on Form 8-K

       None.

(c) Exhibits

       The following are filed as exhibits to this report:





EXHIBIT #                DESCRIPTION
---------------                --------------------

        3.1      -Amended and Restated Articles of Incorporation.*
                     (Incorporated herein by reference to Exhibit 3.1 to RISCORP's Amendment No.
                     4 to Form S-1, as of February 28, 1996, Commission File Number 33-99760)
        3.2      -Bylaws.* (Incorporated herein by reference to Exhibit 3.2 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                      Commission File Number 33-99760)
        4.1      -Form of Common Stock Certificate.* (Incorporated herein by reference to
                      Exhibit 4.1 to RISCORP's Amendment No. 4 to Form S-1, as of
                      February 28, 1996, Commission File Number 33-99760)

       10.1              -Employment and Severance Agreement, dated as of January 1, 1995, by and between
                          RISCORP Management Services, Inc. and William D. Griffin.* (Incorporated herein by reference to Exhibit 10.31 to RISCORP's Amendment No. 4 to Form S-1, as of February 28,
                          1996, Commissions File Number 33-99760)**
       10.2          -Form of Registration Rights Agreement dated as of February 1, 1996, by and among RISCORP,
                          Inc., RISCORP Management Services, Inc., and William D. Griffin*.  (Incorporated herein by reference to Exhibit 10.57 of RISCORP's Amendment No. 4 to Form 5-1, as of February
                          28, 1996, Commission File Number 33-99760).
       10.3          -Asset Purchase Agreement with Zenith Insurance Company dated June 17, 1997* (Incorporated herein by reference to Exhibit No. 2.1 to RISCORP's Form 8-K, dated July 2, 1997,
                          Commission File Number 0-27462).
       10.4          -Management Agreement of RISCORP, Inc., dated February 18, 1998, by and between RISCORP,
                          Inc. and subsidiaries and The Phoenix Management Company, Ltd.* ** (Incorporated herein by reference to Exhibit 10.83 to RISCORP's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File Number 0-27462.)
       10.6          -Outsourcing Services Agreement, dated April 1, 1998, by and between RISCORP, Inc. and
                          Buttner Hammock & Company, P.A.
       11                 -Statement Re Computation of Per Share Earnings.
       21                 -List of Subsidiaries of the Registrant.
       27                 -Financial Data Schedule (for SEC use only).
       28.1               -Information from Reports Furnished to State Insurance Regulatory Authorities.*
                          (Incorporated herein by reference to Exhibit 28.1 1.1 to RISCORP's Amendment No. 4 to
                          Form S-1, as of February 28, 1996, Commission File Number 33-99760)


* Previously filed.
**Management contract or executive compensation plan or arrangement.


                                                    EXHIBIT 11

                                  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                          RISCORP, INC. AND SUBSIDIARIES

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                              1998              1997              1996

Net income (loss)                                         $(70,875,000)     $7,286,000       $2,398,000

Average outstanding shares used for
  calculating basic earnings or loss per share (1)           37,011,864     36,891,864       34,647,986
Additional common shares issuable under
  employee stock options using the treasury stock
  method (2)                                                          -        223,808        1,757,602
Average outstanding shares used for
  calculating diluted earnings per share                     37,011,864     37,115,672       36,405,588
Net income (loss) per share                         $             (1.91)$         0.20   $         0.07
Net income (loss) per share - assuming dilution     $             (1.91)$         0.20   $         0.07


(1) The 1997 and 1996 shares include 790,336 and 225,503 shares, respectively, of Class A Common Stock pursuant to the contingency clause in the acquisition agreement with Independent Association Administrators, Inc.
(2) Based on the average quarterly market price of each year.


                                   EXHIBIT 21

                         RISCORP, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT
                                DECEMBER 31, 1998


ubsidiaries of the Registrant*                           State of Incorporation

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


*All subsidiaries identified herein are owned, directly or indirectly, 100 percent by the Registrant.


SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 22nd day of March 1999.

                                           RISCORP, INC.
                                   By:

                                           Frederick M. Dawson
                                           President and Chief Executive Officer


         PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES ACT OF 1933, THIS FORM
10-K  REGISTRATION  STATEMENT  HAS BEEN SIGNED BY THE  FOLLOWING  PERSONS IN THE
CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                   TITLE                                       DATE


/s/ Frederick M. Dawson
Frederick M. Dawson                         President, Chief Executive                  March 22, 1999
                                            Officer and Director
                                            (principal executive officer)

/s/ Edward W. Buttner IV
Edward W. Buttner IV                        Chief Accounting Officer                    March 22, 1999



/s/ Seddon Goode, Jr.
Seddon Goode      , Jr.                     Director                                    March 22, 1999



/s/ George E. Greene III
George E. Greene III                        Director                                    March 22, 1999



/s/ Walter L. Revell                        Director                                    March 22, 1999
Walter L. Revell










                                           Independent Auditors' Report



The Board of Directors and Shareholders
RISCORP, Inc.:

We have audited the consolidated financial statements of RISCORP, Inc. and subsidiaries ("the Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RISCORP, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


[GRAPHIC OMITTED]



Fort Lauderdale, Florida March 5, 1999, except as to Notes 1(b) and 20, which are as of March 19, 1999


                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                    December 31
                                                                                             1998               1997
                                         ASSETS

Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $6,666 in 1998 and $142,876 in 1997)                                              $       6,716       $    145,571
   Fixed maturities available for sale, at fair value (amortized cost $9,047
      in 1998 and $53,437 in 1997)--restricted                                                   9,264             53,820
   Fixed maturities held to maturity, at amortized cost (fair value $24,347
      in 1997)                                                                                                     24,090
                                                                                                    -
      Total investments                                                                        15,980            223,481



Cash and cash equivalents                                                                       6,864             16,858
Cash and cash equivalents--restricted                                                           14,842             13,295
Receivable from Zenith                                                                         49,933                  -
Premiums receivable, net                                                                            -            100,183
Accounts receivable--other                                                                       7,674             16,720
Recoverable from Florida Special Disability Trust Fund                                              -             45,211
Reinsurance recoverables                                                                            -            184,251
Prepaid reinsurance premiums                                                                        -             29,982
Prepaid managed care fees                                                                           -              8,420
Accrued reinsurance commissions                                                                     -             37,188
Income taxes recoverable                                                                       17,277                  -
Deferred income taxes                                                                           3,141             22,120
Property and equipment, net                                                                       337             26,665
Goodwill                                                                                            -             15,286
Other assets                                                                                    7,345              9,990

   Total assets                                                                         $     123,393       $    749,650









See accompanying notes to consolidated financial statements.


                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                    December 31
                                                                                             1998               1997
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Losses and loss adjustment expenses                                                  $          -        $    437,038
   Unearned premiums                                                                                -             56,324
   Notes payable of parent company                                                                  -             15,000
   Notes payable of subsidiaries                                                                    -                609
   Deposit balances payable                                                                         -              5,512
   Accrued expenses and other liabilities                                                      27,827             65,885
   Net assets in excess of cost of business acquired                                                -              5,749
                                                                                               27,827            586,117

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized; shares
       issued:  14,258,671 and 11,855,917 in 1998 and 1997, respectively                          120                143
   Class B Common Stock, $.01 par value, 100,000,000 shares authorized;
       24,334,443 shares issued and outstanding                                                   243                243
   Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued or
       outstanding                                                                                  -                  -
   Additional paid-in capital                                                                 140,688            135,974
   Retained earnings (deficit)                                                                (45,680)            25,195
   Treasury Class A Common Stock--at cost, 112,582 shares                                          (1)                (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                         173              2,002
         Total shareholders' equity                                                            95,566            163,533

         Total liabilities and shareholders' equity                                      $    123,393       $    749,650




See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                            Year Ended December 31
                                                             ----------------------------------------------------
                                                                  1998               1997              1996
                                                             ---------------     --------------    --------------
Revenues:
    Premiums earned                                           $     25,819         $   179,729       $   173,557
    Fees and other income                                            5,906              20,369            31,733
    Net realized gains                                               4,280               1,546               105
    Net investment income                                            7,103              16,447            12,194
        Total revenues                                              43,108             218,091           217,589

Expenses:
    Losses and loss adjustment expenses                             24,016             104,052           114,093
    Unallocated loss adjustment expenses                             2,561              19,311            12,916
    Commissions and general and administrative expenses             34,191              70,800            65,685
    Interest                                                           676               1,919             2,795
    Depreciation and amortization                                    2,736               7,423            11,500
        Total expenses                                              64,180             203,505           206,989

Income (loss) from operations                                      (21,072)             14,586            10,600
Loss on sale of net assets to Zenith                               (47,747)                  -                 -

Income (loss) before income taxes                                  (68,819)             14,586            10,600
Income taxes                                                         2,056               7,300             8,202
        Net income (loss)                                      $   (70,875)      $       7,286     $       2,398

Per share data:
    Net income (loss) per common share-basic                 $       (1.91)      $       0.20      $       0.07

    Net income (loss) per common share-diluted               $       (1.91)      $       0.20      $       0.07


Weighted average common shares outstanding                       37,011,864         36,891,864       34,647,986

Weighted average common shares and common share equivalents
    outstanding                                                  37,011,864         37,115,672       36,405,588




See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                   EQUITY Years ended December 31, 1996, 1997,
                                    and 1998
                                 (in thousands)



                                                                         Net
                                     Class A    Class B  Additional  Unrealized                Retained               Total
                                     Common     Common     Paid-in    Gains on     Unearned    Earnings  Treasury  Shareholders'
                                      Stock      Stock     Capital   Investments Compensation  (Deficit)   Stock     Equity
                                      -------     -----     -------     -------     ----------    ------    -----     ---------


Balance, January 1, 1996           $     -      $ 281    $    349     $   510    $   (215)      $15,232$       -   $ 16,157

Net income                               -          -           -           -           -         2,398        -      2,398

Issuance of common stock                72          -     125,789           -           -             -        -    125,861

Conversion of common stock              38        (38)          -           -           -             -        -          -

Stock options exercised                  2          -          63           -           -             -        -         65

Issuance of common stock for
   acquisitions                          8          -      10,891           -           -             -        -     10,899

Change in unearned compensation          -          -         721           -        (331)            -        -        390

Change in net unrealized gains
   on investments                        -          -           -       1,259           -             -        -      1,259

Other                                    -          -           -          -            -           279        -        279

Balance, December 31, 1996             120        243     137,813       1,769        (546)       17,909        -     157,308

Net income                               -          -           -           -           -         7,286        -      7,286

Purchase of treasury stock               -          -           1           -           -             -       (1)         -

Change in unearned compensation          -          -      (1,840)          -         546             -        -     (1,294)

Change in net unrealized gains on
   investments                           -          -           -         233           -             -        -        233

Balance, December 31, 1997             120        243     135,974       2,002           -        25,195        (1)  163,533

Net loss                                 -          -           -           -           -       (70,875)       -    (70,875)

Issuance of common stock                26          -       4,714           -           -             -        -      4,740

Change in net unrealized gains
   on investments                        -          -           -      (1,829)          -            -         -     (1,829)

Other adjustments                       (3)         -           -           -           -            -            -      (3)

Balance, December 31, 1998           $ 143     $  243   $ 140,688   $     173 $         -      $(45,680)$        (1)$   95,566






See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                            -----------------------------------------------
                                                                                1998               1997            1996
                                                                            --------------     -------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                        $   (70,875)       $    7,286    $     2,398
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                               2,736             7,423         11,500
      Loss on sale of net assets to Zenith                                       47,747                 -              -
      Loss (gain) on disposal of property and equipment                             (99)              291            294
      Net realized gain on sale of investments                                   (4,280)           (1,545)          (140)
      Gain on sale of personal residence                                             (1)                -              -
      Net amortization of discounts on investments                                  166                14            174
      Issuance of RISCORP, Inc. stock                                             4,740                 -              -
      Other                                                                       1,181                 -              -
      Change in:
         Premiums receivable, net                                                16,627            22,026        (24,275)
         Accounts receivable--other                                              (1,558)           (5,104)       (11,676)
         Recoverable from Florida State Disability Trust Fund, net                  659             4,295          2,331
         Reinsurance recoverables                                               (30,051)           (3,553)       (76,971)
         Prepaid reinsurance premiums                                             8,301            19,807        (27,908)
         Prepaid managed care fees                                                2,238            23,537        (15,589)
         Accrued reinsurance commissions                                         (1,481)          (16,770)       (12,870)
         Income taxes recoverable                                               (17,277)                -              -
         Deferred income taxes                                                   20,181               431         (8,448)
         Other assets                                                               495            (3,249)        21,026

         Losses and loss adjustment expenses                                     25,253           (21,502)       106,484
         Unearned premiums                                                      (13,147)          (46,280)        30,891
         Accounts payable--related party                                              -            (1,171)           171
         Accounts and notes receivable--related party                                 -                 -         10,754

         Accrued expenses and other liabilities                                 (29,140)           (8,880)        19,909
             Net cash provided by (used in) operating activities                (37,585)          (22,944)        28,055

Cash flows from investing activities:
   Proceeds from:
      Sale of fixed maturities--available for sale                               80,404           110,299         88,900
      Maturities of fixed maturities--available for sale                          6,129            20,243          6,295
      Maturities of fixed maturities--held to maturity                            6,000             1,885          4,400
      Sale of equity securities                                                   1,324             4,284            732
      Sale of equipment                                                             255               158            532
      Sale of personal residence                                                    436                 -              -
   Purchase of:
      Fixed maturities--available for sale                                      (69,215)         (100,499)      (191,153)
      Fixed maturities--held to maturity                                         (5,874)           (1,237)        (2,452)
      Equity securities                                                               -              (637)        (3,952)
      Property and equipment                                                       (971)           (4,477)       (13,215)
      Personal residence                                                           (435)                -              -
      Cash received from Zenith for sale of net assets                           35,000                 -              -




                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                             Year Ended December 31
                                                                            ------------------------------------------------
                                                                                1998               1997            1996
                                                                            --------------     -------------    ------------
Cash  flows  from  investing  activities  (continued):  Purchase  (net  of  cash acquired) of:
      Cash and investments not yet transferred to Zenith                          7,404                 -                -
      CompSource and Insura                                                           -                 -          (10,733)
      Atlas Insurance Company                                                         -                 -           (5,573)

      NARM                                                                            -                 -            2,717
      Virginia Funds                                                                  -                 -            1,300
      IAA                                                                             -                 -              282
      RISC                                                                            -                 -             (538)
      Maryland NARM Fund                                                              -               134                -
         Net cash provided by (used in) investing activities                     60,457            30,153         (122,458)

Cash flows from financing activities:
   Increase (decrease) in deposit balances payable                               (1,598)              725              968
   Decrease (increase) in unearned compensation                                       -               546             (331)
   Transfer of cash and cash equivalents to restricted balances                 (30,856)          (13,295)               -
   Purchase of treasury stock subject to put options                                  -            (2,100)               -
   Principal repayments of notes payable                                           (412)             (694)         (30,202)
   Proceeds of initial offering of common stock                                       -                 -          127,908
   Stock options exercised                                                            -                 -               65

   Other, net                                                                         -            (1,840)          (1,046)
         Net cash provided by (used in) financing activities                    (32,866)          (16,658)          97,362


Net increase (decrease) in cash and cash equivalents                             (9,994)           (9,449)           2,959
Cash and cash equivalents, beginning of year                                     16,858            26,307           23,348
Cash and cash equivalents, end of year                                      $     6,864       $    16,858      $    26,307

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                              $       493      $      1,928     $      3,689
      Income taxes                                                           $    2,341      $      6,566      $    15,127

Supplemental schedule of noncash investing and financing activities:

     As of April 1, 1998, the Company sold substantially all of its insurance assets and transferred certain liabilities to Zenith. In conjunction with the sale and transfer, a $49,933 receivable from Zenith was recorded as of December 31, 1998 [see Note 1(b)].








See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                             Year Ended December 31
                                                                            ------------------------------------------------
                                                                                1998               1997            1996
                                                                            --------------     -------------    ------------

Net income (loss)                                                            $  (70,875)        $   7,286        $   2,398

Other comprehensive income (loss), before income
taxes:
       Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during year                        194            (2,392)           2,044
Income tax expense (benefit) related to items of other
    comprehensive income (loss)                                                      68              (837)             696
Other comprehensive income (loss), net of income taxes                              126            (1,555)           1,348

Total comprehensive income (loss)                                            $  (70,749)        $   5,731        $   3,746






























See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   Background and Sale to Zenith Insurance Company

      (a) Background

          RISCORP, Inc. ("RISCORP") was formed on February 28, 1996 through the reorganization and consolidation of several affiliated companies (collectively, the "Company") which were under the common control of a majority shareholder, who, at that time, was the Chairman of the Board and Chief Executive Officer of RISCORP. The reorganization and consolidation qualified as a tax-free reorganization of commonly controlled entities and was accounted for in a manner similar to a "pooling of interests."

          On November 9, 1996, at a special meeting of the Board of Directors of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value, including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances, and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period from November 1996 through June 1997 culminated in the execution of the Asset Purchase Agreement on June 17, 1997 [as more fully described in Note 1(b)] for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and liabilities to another insurer for cash. In addition, the Florida Insurance Department requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement on all inforce business as of June 17, 1997 and all new and renewed business written after June 17, 1997. This reinsurance agreement only provided coverage for Florida workers' compensation policyholders and was approved by the Florida Insurance Department.

          Following RISCORP's inability to timely file its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, RISCORP's Class A Common Stock was delisted on July 2, 1997 by the NASDAQ Stock Market's National Market, on which its stock was traded. RISCORP filed its 1996 Form 10-K/A on October 28, 1997 and amended that filing on February 27, 1998 in response to comments received from the Securities and Exchange Commission ("SEC") in connection with the preparation of RISCORP's special meeting proxy statement which was mailed to shareholders on March 3, 1998. Despite RISCORP's timely filing of all periodic reports for all periods subsequent to the third quarter of 1997, RISCORP's Class A Common Stock has remained delisted, and RISCORP has no intention to seek readmission for listing on NASDAQ or any national securities exchange.

       (b) Sale to Zenith Insurance Company

          As of April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith Insurance Company ("Zenith"). In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations consisted principally of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

          In connection with the closing of this transaction, Zenith paid RISCORP $35 million in cash, of which $10 million was placed in escrow pursuant to the terms of the Asset Purchase Agreement. The final purchase price to be paid by Zenith will be the amount by which the book value of the transferred assets exceeds the book value of the transferred liabilities assumed by Zenith at closing. On June 9, 1998, RISCORP delivered to Zenith a balance sheet (the "Proposed Business Balance Sheet"), representing the audited statement of transferred assets and transferred liabilities as of Apri1 1, 1998. The Proposed Business Balance Sheet indicated RISCORP's proposal as to the final purchase price of approximately $141 million, less the $35 million previously paid by Zenith.

          Subsequent to June 9, 1998, Zenith suggested adjustments to the Proposed Business Balance Sheet that totaled approximately $211 million. Those suggested adjustments principally related to differences in the estimation of loss and loss adjustment expense reserves and the estimate of the allowance for uncollectible receivables. The adjustments proposed by Zenith reflected its position that the aggregate value of the liabilities assumed by Zenith exceeded the value of the assets transferred by approximately $70 million.

          On July 10, 1998, RISCORP and Zenith engaged a nationally recognized independent accounting firm to serve as neutral auditors and neutral actuaries (the "Independent Expert") to resolve the items in dispute between the parties and to determine the Final Business Balance Sheet, as that term is defined in the Asset Purchase Agreement. On March 19, 1999, the Independent Expert delivered its determination of the Final Business Balance Sheet and, as such, its conclusion that the book value of the transferred assets exceeded the book value of the transferred liabilities assumed by Zenith at closing by $92.3 million. Therefore, pursuant to the terms of the Asset Purchase Agreement and given the $35 million previously paid by Zenith at closing, Zenith is required to pay an additional $57.3 million in immediately available funds on or before March 26, 1999, plus interest thereon of 6.13 percent from April 1, 1998 through the final payment date. Of this amount, $53.5 million, plus the interest component, is required to be paid to RISCORP, and $3.8 million is required to be deposited into escrow to secure the Company's indemnification obligations to Zenith. RISCORP has reported the results of the Independent Expert's determinations in the accompanying 1998 consolidated financial statements; however, RISCORP is in the process of analyzing the basis for the adjustments to the Proposed Business Balance Sheet and is evaluating its alternatives related thereto.

          In accordance with the terms of the Asset Purchase Agreement, 15 percent of the total purchase price is required to be held in escrow for a period of two years from the Closing Date. The escrowed funds are to be used to indemnify Zenith against any liabilities or obligations (other than those transferred) arising out of or related to any misrepresentation, breach, or nonfulfillment of any covenant or agreement by the Company. The escrowed funds are to be invested in United States government debt obligations or in money market funds secured by such debt obligations, with such funds to be disbursed pursuant to the terms of the Escrow Agreement. Interest income on the escrowed funds is to be paid to RISCORP at the end of each calendar quarter.

          In connection with the closing of this transaction, the parties entered into a letter agreement dated April 1, 1998, pursuant to which RISCORP retained certain assets necessary for each of its insurance subsidiaries to maintain the minimum capital and surplus required by law to remain in good standing in each state where each company is licensed (the "Definite Exclusions"). In accordance with the provisions of this letter agreement, RISCORP's insurance subsidiaries retained marketable securities with carrying values of $11.4 million as of April 1, 1998. Zenith has subsequently disputed RISCORP's determination of the amount of minimum capital and surplus required to be retained pursuant to the letter agreement.

          In addition to the aforereferenced insurance company minimum capital and surplus amounts, in the event that RISCORP is unable to transfer to Zenith
(i) certain certificates of deposit and securities held by regulatory authorities, (ii) the stated capital of the selling entities other than the insurance subsidiaries, or (iii) certain certificates of deposit and securities held in trust under certain reinsurance agreements prior to the date that Zenith is required to pay the final purchase price, such assets, at Zenith's option and in its sole discretion, are to be deemed not to be transferred to Zenith (the "Possible Exclusions"). As of December 31, 1998, the amortized cost of such cash, certificates of deposit, and securities that were identified as a transferred asset, but that had not been physically transferred to Zenith, totaled $7.4 million. If the retention by RISCORP of the Definite Exclusions or any of the Possible Exclusions results in the value of the transferred liabilities to exceed the value of the transferred assets, the minimum purchase price specified in the Asset Purchase Agreement is to be reduced.

          Pursuant to various provisions of the Asset Purchase Agreement, Zenith has provided notice to RISCORP of certain alleged breaches of the representations, warranties, or covenants made by RISCORP. RISCORP has disputed the allegations asserted by Zenith and has also provided notice to Zenith of the occurrence of various indemnifiable events for which RISCORP believes it is entitled to seek indemnification from Zenith. On October 16, 1998, RISCORP filed suit against Zenith in federal court in Tampa, Florida (the "Florida
Litigation"). RISCORP's complaint was amended on January 25, 1999, and sets forth numerous claims arising out of Zenith's failure to indemnify RISCORP in accordance with the terms of the Asset Purchase Agreement, as well as for Zenith's conversion of certain funds that RISCORP had on deposit with the South Carolina Insurance Department.

        On or about January 11, 1999, Zenith filed a lawsuit against RISCORP and certain of its subsidiaries in federal court in New York setting forth 14 separate causes of action arising out of the Asset Purchase Agreement and certain ancillary agreements (the "New York Litigation"). The complaint seeks an unspecified total amount of damages, but the amount of compensatory damages sought is in excess of $30 million, together with an unspecified amount of punitive damages and attorneys' fees. Zenith's claims include, among others, that the Company (i) breached certain representations and warranties set forth in the Asset Purchase Agreement, (ii) failed to transfer certain assets to Zenith, (iii) failed to operate its business in the ordinary course, (iv) failed to reimburse Zenith for certain payments, and (v) fraudulently induced Zenith to execute the Asset Purchase Agreement due to certain alleged verbal representations made with respect to RISCORP's Year 2000 compliance.

        While the Asset Purchase Agreement provides that the decision of the Independent Expert is final, binding, and conclusive, given the litigation between the parties currently pending in both Florida and New York, there can be no assurance that Zenith will honor its obligations under the Asset Purchase Agreement and deliver the balance of the purchase price due within the requisite five business day period.

          In connection with the sale of RISCORP's insurance operations to Zenith on April 1, 1998, RISCORP voluntarily consented to the Florida Insurance Department's request to discontinue writing any new or renewal insurance business for an indefinite period of time.

          The Proposed Business Balance Sheet, as of April 1, 1998, indicated RISCORP's calculation of its proposal of the final purchase price to be approximately $141 million, calculated as follows:

         Transferred Assets
         Investments:
            Fixed maturities available for sale, at fair value
               (amortized cost $112,937,628)                        $115,535,609
            Fixed maturities available for sale, at fair value
               (amortized cost $59,447,736) -- restricted             59,843,713
            Fixed maturities held to maturity, at amortized cost
               (fair value $14,602,160)                               14,437,092
                                                                  --------------
               Total investments                                     189,816,414

         Cash and cash equivalents                                   15,167,683
         Cash and cash equivalents-- restricted                      14,141,010
         Premiums receivable, net                                    83,556,333
         Accounts receivable-- other, net                            10,603,762
         Recoverable from Florida Special Disability Trust Fund      44,552,000
         Reinsurance recoverables                                   213,667,000
         Prepaid reinsurance premiums                                21,680,084
         Prepaid managed care fees                                    6,182,364
         Accrued reinsurance commissions                             38,669,647
         Property and equipment, net                                 25,221,907
         Goodwill                                                    14,068,754
         Other assets                                                 2,134,412

         Total assets transferred to Zenith Insurance Company      $679,461,370

         Transferred Liabilities
         Losses and loss adjustment expenses                       $461,656,421
         Unearned premiums                                           43,177,363
         Notes payable of parent company                             15,000,000
         Notes payable of subsidiaries                                  197,018
         Deposit balances payable                                     3,913,334
         Accrued expenses and other liabilities                       8,918,875
         Net assets in excess of cost of business acquired            5,543,563
            Total liabilities assumed by Zenith Insurance Company  $538,406,574

         Excess of assets transferred over liabilities assumed     $141,054,796

      The receivable from Zenith included in the accompanying December 31, 1998 consolidated balance sheet differs from the Proposed Business Balance Sheet due primarily to the retention by RISCORP of certain cash, certificates of deposits, and securities that were identified as transferred assets, but had not been physically transferred to Zenith, certain adjustments to the Proposed Business Balance Sheet subsequently agreed to by RISCORP and Zenith, and the net adjustment determined by the Independent Expert as follows:

         Excess of assets transferred over liabilities assumed at April 1, 1998                       $141,054,796

         Less:    Payment of minimum purchase price made by Zenith on
                     April 2, 1998                                                $35,000,000
                  Cash and securities not yet transferred to Zenith                 7,403,679
                  Subsequent agreed-upon adjustments                                  971,323
                  Adjustment determined by the Independent Expert                 47,747,097            91,122,099
                                                                              ----------------    -----------------
         Receivable from Zenith as of December 31, 1998                                              $  49,932,697
                                                                                                  =================


          The $49.9 million net receivable from Zenith is included in the accompanying December 31, 1998 consolidated balance sheet. The $47.7 million adjustment, as determined by the Independent Expert, is included in the accompanying 1998 consolidated statement of operations. In addition, interest of $1.8 million from the Closing Date through December 31, 1998 is included in other assets in the accompanying December 31, 1998 consolidated balance sheet and in net investment income in the accompanying 1998 consolidated statement of operations.

       (c) Initial Public Offering of Common Stock

          On February 29, 1996, RISCORP completed an Initial Public Offering ("IPO") of common stock with the issuance of 10.935 million shares of Class A Common Stock. Of the shares offered, 7.2 million shares were sold by RISCORP and
3.735 million shares were sold by the majority shareholder of RISCORP. The following table summarizes certain IPO information:

                                                        Price            Underwriting
                                         Number        Per Share        Discounts and             Net
           Shares Sold by              of Shares       to Public         Commissions             Proceeds
            ------------------         ------------     ----------      -----------------      ---------------

              RISCORP                 7,200,000         $19               $  8,892,000            $127,908,000
              Shareholder             3,735,000         $19                  4,612,725              66,352,275
          Total                      10,935,000                            $13,504,725            $194,260,275

          The foregoing net proceeds are before deducting other expenses of $2 million incurred in conjunction with the IPO.

          RISCORP used the proceeds from the IPO to repay outstanding debt, fund
acquisitions,   increase  the  capital  and  surplus  of   RISCORP's   insurance
subsidiaries, and fund general corporate matters.

          RISCORP did not receive any proceeds from the sale of Class A Common Stock by the majority shareholder; however, a portion of the majority shareholder's proceeds was used to repay $9.8 million in his then outstanding indebtedness to RISCORP.

      (d) Business

          Prior to April 1, 1998, RISCORP, through its wholly-owned insurance subsidiaries, was principally engaged in providing workers' compensation insurance under a managed care philosophy. RISCORP provided managed care workers' compensation products and services to clients throughout the Southeast and other select markets. In addition, RISCORP, through its wholly-owned non-insurance subsidiaries, provided reinsurance, risk management advisory services, and insurance managerial services.

          As more fully described in Note 1(b), RISCORP and certain of its subsidiaries entered into an Asset Purchase Agreement with Zenith for the sale of substantially all of their assets and the transfer of certain liabilities in exchange for cash. The Company's computer systems and proprietary computer software, including the policy issue, management system, and claims systems, were included in the assets sold to Zenith. Management believes the computer programs retained by the Company to support the current operations are presently Year 2000 compliant.


(2)   Summary of Significant Accounting Policies

      (a) Basis of Presentation

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires the use of assumptions and estimates in reporting certain assets and liabilities and related disclosures. Actual results could differ from those estimates.

      (b) Recognition of Revenues

          Workers' compensation and employer liability insurance premiums consisted of deposit premiums and installment premiums billed under the terms of the policy, and estimates of retrospectively-rated premiums based on experience incurred under those contracts. Unbilled installment premiums and audit premiums were recognized as revenue on the accrual basis. Premiums were primarily recognized as revenue over the period to which the premiums related using the daily pro rata basis with a liability for unearned premiums recorded for the excess of premiums billed over the premiums earned.

          Service fee revenue was recorded as a percentage of standard earned premiums of the underlying insurance policies of the facilities managed, in accordance with the specific contractual provisions.

          Reinsurance premiums were recognized as revenue on a pro rata basis over the contract terms with a liability for unearned premiums established for the unexpired portion of the contracts.

          As more fully described in Note 1(b), the Company transferred the unearned premium reserve to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (c) Florida Special Disability Trust Fund

          The State of Florida operates a Special Disability Trust Fund ("SDTF") for the purpose of providing benefits to workers who have a pre-existing condition and incur a second or subsequent injury.

          The SDTF is financed through annual assessments imposed on workers' compensation insurers, which assessments are based on a percentage of net workers' compensation premiums written. The Company submitted claims to the SDTF for recovery of applicable claims paid on behalf of the Company's insureds. The Company estimated such recoveries based on industry statistics applied to ultimate projected claims. At December 31, 1997, the Company's actuarially estimated recoverable amount exceeded the amount of the estimated recoveries on its reported claims to the SDTF.

          As more fully described in Note 1(b), the Company transferred the SDTF recoverable to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (d) Investments

          Fixed maturity investments are securities that mature at a specified future date more than one year after being acquired. Fixed maturity securities that the Company intends to hold until maturity are classified as "fixed maturities held to maturity" and are carried at amortized cost. Amortized cost is based on the purchase price and is adjusted periodically so the carrying value of the security will equal the face or par value at maturity. Fixed maturity securities that may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes, or other similar factors, are classified as "available for sale" and are carried at fair value as determined using values from independent pricing services.

          Equity securities (common and nonredeemable preferred stocks) are carried at fair value. If the current market value of equity securities is higher than the original cost, the excess is an unrealized gain, and if lower than the original cost, the difference is an unrealized loss. The net unrealized gains or losses on equity securities, net of the related deferred income taxes, are reported as a separate component of shareholders' equity, along with the net unrealized gains or losses on fixed maturity securities available for sale.

          Realized gains and losses on sales of investments are recognized as income or loss on the specific identification basis, as of the trade date. Impairment losses, if any, resulting from other-than-temporary declines in fair value are included in net investment income.

          As more fully described in Note 1(b), the Company transferred the major portion of its investment portfolio, including restricted investments, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (e) Losses and Loss Adjustment Expenses

          The liabilities for losses and loss adjustment expenses were based on an actuarial determination and represent management's best estimate of the ultimate cost of losses and loss adjustment expenses that were unpaid at the balance sheet date, including incurred but not reported claims. Although the liabilities were supported by actuarial projections and other data, such liabilities were ultimately based on management's reasoned expectations of future events. The liabilities for losses and loss adjustment expenses were continually reviewed and, as adjustments become necessary, such adjustments were included in current operations. Management believes that the liabilities for losses and loss adjustment expenses at December 31, 1997 were adequate to cover the ultimate liability. However, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts reported in the accompanying financial statements.

          The Company recognized reinsurance recoveries, estimated recoveries from the SDTF, and subrogation from third parties as reductions to losses incurred.

          As more fully described in Note 1(b), the Company transferred the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (f) Reinsurance

          Premiums and losses and loss adjustment expenses ceded by the Company under reinsurance contracts in which the Company was provided indemnification against loss or liability relating to specified insurance risks were reported as reductions to premiums earned and losses and loss adjustment expenses, respectively. Amounts recoverable for ceded losses and loss adjustment expenses and ceded unearned premiums under reinsurance agreements were reported as assets in the accompanying consolidated balance sheets. Reinsurance contracts that did not transfer risk were accounted for as deposits in the accompanying consolidated balance sheets.

          As more fully described in Note 1(b), the Company transferred the reinsurance assets and liabilities to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (g) Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and deferred tax liabilities are established for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Such temporary differences are principally related to the deferral of policy acquisition costs, tax-basis discount on reserves for unpaid losses and loss adjustment expenses, the deductibility of unearned premiums, the allowance for uncollectible premiums receivable, and the amortization of goodwill. A valuation allowance has been established to reduce the net deferred tax asset to an amount that, in the opinion of management, is more likely than not to be realized.

      (h) Policy Acquisition Costs

          The costs of acquiring and renewing business, principally commissions, premium taxes, and other underwriting expenses, were deferred to the extent recoverable and amortized over the terms of the related policies. Anticipated investment income was considered in the determination of recoverability. Unearned ceding commissions were reported as a reduction to deferred policy acquisition costs. The policy acquisition costs deferred in 1998, 1997, and 1996 totaled $8.9 million, $41 million, and $31.8 million, respectively. The 1998, 1997, and 1996 policy acquisition costs amortized totaled $11.4 million, $49.2 million, and $33.7 million, respectively. The deferred policy acquisition costs were included in other assets in the accompanying December 31, 1997 consolidated balance sheet. The amortization of policy acquisition costs was included in commissions and general and administrative expenses in the accompanying consolidated statements of operations.

          As more fully described in Note 1(b), the Company transferred the deferred policy acquisition cost asset to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (i) Goodwill

          The costs in excess of net assets acquired, or goodwill, represent the unamortized excess of the cost over the underlying net assets of companies acquired. The goodwill has been amortized on a straight-line basis over periods ranging from five to 15 years. The amortization expense for 1998, 1997, and 1996 totaled $0.9 million, $3.3 million, and $7.9 million, respectively, and accumulated amortization as of December 31, 1997 was $11.3 million.

          The Company periodically reviews its assets subject to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and, when events or changes in circumstances indicate that the carrying amount of an asset may no longer be fully recoverable, the Company tests the recoverability of the asset principally by estimating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, the Company recognizes an impairment loss. The measurement of an impairment loss is based on the carrying amount and estimated fair value of the asset.

          During 1996, using the criteria contained in SFAS 121, the Company recognized an impairment loss of $3.2 million and reduced goodwill that was recorded in 1995 in conjunction with the purchase of RISCORP West, formerly known as the Self Insurers Service Bureau, Inc. ("SISB"). The Company's impairment assessment was primarily based on the closing of former SISB offices in certain states and the Company's then current focus on at-risk business. The impairment loss was recorded as a component of depreciation and amortization in the accompanying 1996 consolidated statement of operations. The unamortized goodwill related to the SISB purchase was $0 and $432,000 at December 31, 1998 and 1997, respectively.

          In 1996, the Company recorded an impairment loss of $2.8 million in connection with the acquisition of Independent Association Administrators, Inc. The remaining unamortized goodwill relating to that acquisition was $0 and $7.9 million at December 31, 1998 and 1997, respectively.

          The net assets acquired in excess of cost, or "negative" goodwill, have been amortized on a straight-line basis over 10 years. The income from amortization of negative goodwill totaled $0.2 million, $0.8 million, and $0.9 million for 1998, 1997, and 1996, respectively. The accumulated amortization as of December 31, 1997 was $2.5 million.

          As more fully described in Note 1(b), the Company transferred the goodwill, including "negative" goodwill, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (j) Property and Equipment

          Property and equipment have been recorded at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the useful lives of the related assets. Property and equipment recorded under capital lease arrangements was being amortized over the shorter of the asset's useful life or the lease term.

          The Company capitalized incremental internal and external costs directly related to internally developed software to meet the Company's needs. Those software development projects represented major system enhancements or replacements of existing operating management information systems. Capitalization commenced when management had committed to funding the software project and it was probable that upon completion the software would perform its intended function. The capitalized costs were recorded as property and equipment and amortized using the straight-line method over three years. In 1998 and 1997, the Company capitalized costs of $0.3 million and $1.3 million, respectively, and recorded amortization expense for internally developed software costs of $0.1 million, $0.3 million, and $0.4 million for 1998, 1997, and 1996, respectively.

          As more fully described in Note 1(b), the Company transferred the major portion of the property and equipment, including the internally developed software, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

       (k) Investment in Joint Venture

          The Company accounted for its 50 percent investment in a joint venture arrangement on the equity basis of accounting whereby the Company's recorded investment was adjusted for its proportionate share of earnings or losses of the joint venture.

      (l) Cash and Cash Equivalents

          The Company considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          The Company had restricted cash at December 31, 1998 of $14.8 million, consisting of $10 million held in escrow in connection with the sale to Zenith, $3.8 million on deposit with various governmental agencies, $0.6 million held in escrow in connection with the acquisition of RISCORP National Insurance Company (this escrow arrangement expires in March 1999 and the Company expects that these funds held in escrow will be released by March 31, 1999), $0.3 million pledged to secure a letter of credit, and $0.1 million held in trust in connection with a fronting agreement between Virginia Surety Insurance Company, Inc. and RISCORP Management Services, Inc.

      (m) Bad Debt Allowance

          The bad debt allowance was based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date. The premiums receivable reported in the accompanying consolidated balance sheets have been shown net of this valuation allowance.

          As more fully described in Note 1(b), the Company transferred the premiums receivable balance and related allowance for uncollectible amounts to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (n) Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of two earnings per share ("EPS") calculations, basic EPS and diluted EPS, in the consolidated statements of operations; SFAS 128 also requires restatement of all prior-period EPS data that is presented in the financial statements. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares for the dilutive effect of stock options, contingent shares, and other common stock equivalents.

          The components of the weighted average shares used in the EPS calculations are summarized as follows:

                                                                1998           1997            1996
       Average outstanding shares used for
           calculating basic EPS                               37,011,864      36,891,864     34,647,986
       Effect of stock options                                         --         223,808      1,757,602
        Average outstanding shares used for
           calculating diluted EPS                             37,011,864      37,115,672     36,405,588


      (o) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring compensation cost. However, as required by SFAS 123, the Company has disclosed pro forma net income or loss per share for 1998, 1997, and 1996, as if the provisions of SFAS 123 had been adopted.

      (p) Year 2000

          As more fully described in Note 1(b), the Company transferred the computer systems and proprietary computer software, including the policy issue and management system and the claims systems, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

          Management believes the computer programs retained by RISCORP to support its current operations are presently Year 2000 compliant.

      (q) Concentrations of Risk

          A description of significant risks that faced RISCORP and its property and casualty insurance subsidiaries and how those risks were minimized is as follows:

               Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates that can create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those currently reported in the financial statements. The Company minimized this risk by reviewing legislative and other regulatory changes and adjusting rates whenever possible. All of the Company's premiums were derived from products offered to customers located in the United States. Accordingly, an insurer could be adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time to time.

               Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, the SDTF, agents, and insureds that may owe the Company money, will not pay. The Company minimized this risk by, among other means, adhering to a conservative investment strategy, by placing reinsurance with highly rated reinsurers, and by actively monitoring collections of the SDTF recoverable and premiums receivable.

               Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of the Company's investments. The Company mitigated this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize potential gains or losses.

               Liquidity Risk is the risk that the liquidity of the Company could be materially adversely affected if Zenith should prevail in the dispute resolution process with respect to the determination of the final purchase price or if there is a material delay in the Company's receipt of the final payment determined to be payable by Zenith. See
          Note 1(b) for further discussion of this issue.

      (r)Restructuring Charges

          In June 1997, the Company implemented a workforce reduction and a consolidation of the Company's management team, field offices, and products. The reduction in the work force resulted in the termination of 128 employees. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.8 million in non-recurring expenses during the second quarter of 1997 in connection with the workforce reduction and consolidation of the field offices and products. Those non-recurring expenses consisted principally of severance expenses of $5.1 million and occupancy costs of $0.7 million, of which $0.4 million and $0.2 million, respectively, were unpaid as of December 31, 1998, and $3.2 million and $0.4 million were unpaid as of December 31, 1997. Those non-recurring expenses were included in commissions and underwriting and administrative expenses in the accompanying 1997 consolidated statement of operations.

      (s) Participating Insurance Policies

          The Company offered participating insurance policies in connection with custom plans, flexible retention plans, and preferred account dividend plans. Policyholder dividends were approved quarterly by the Board of Directors and were based on the actual loss experience of each of the policies. Participating policies represented 20 percent, 16 percent, and 17 percent of written premiums as of March 31, 1998 (just prior to the sale to Zenith), and December 31, 1997 and 1996, respectively. The Company paid dividends to participating policyholders of $8.5 million and $9.2 million during 1997 and 1996, respectively. No policyholder dividends were paid in 1998; however, the policyholder dividends expected to be paid after 1997 were reduced by $0.5 million during the quarter ended March 31, 1998 due to loss experience.

          As more fully described in Note 1(b), the Company transferred the liability for policyholder dividends to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (t) Determination of Fair Values of Financial Instruments

          In the accompanying financial statements, cash and cash equivalents, fixed maturities and equity securities, receivables, and other liabilities have been identified as financial instruments. The fair values of fixed maturities and equity securities are presented in Note 5. For the remaining financial instruments, management believes the carrying values approximate fair value due to the short maturity, terms, and fluctuations in market conditions of those instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates reported herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

      (u) Comprehensive Income

          As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this standard had no impact on the Company's net income or shareholders' equity. In addition to certain other adjustments, SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

      (v) Reclassifications

         For comparative purposes, certain amounts in the accompanying 1997 and 1996 financial statements have been reclassified from amounts previously reported. Those reclassifications had no effect on previously reported shareholders' equity or net income.

(3)    Management and Outsourcing Agreements

      Following the consummation of the sale to Zenith on April 1, 1998, the Company has had no employees. Therefore, as more fully described below, the Company entered into a management agreement and certain outsourcing service agreements to provide the Company with the necessary resources to conduct its day-to-day activities.

      In February 1998, the Company entered into a Management Agreement (the "Management Agreement") with The Phoenix Management Company, Ltd. ("Phoenix") for the provision of various management services to the Company immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith. Mr. Frederick M. Dawson owns a majority interest in Phoenix, a Florida limited partnership, and controls its operations as President of the General Partner. Mr. Walter E. Riehemann owns a minority interest in Phoenix and serves as Vice President and Secretary of the General Partner. Although neither Mr. Dawson nor Mr. Riehemann have been employees of the Company since the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith, the Management Agreement specifically provides that Mr. Dawson is to hold the titles of President and Chief Executive Officer of the Company and Mr. Riehemann is to hold the titles of Chief Investment Officer, Treasurer, and Secretary of the Company.

      Pursuant to the terms of the Management Agreement, the Company is to pay Phoenix $0.1 million per month, plus expenses, and has granted Phoenix a restricted stock award for 1,725,000 shares of RISCORP's Class A Common Stock (subject to certain vesting provisions) in consideration for its management services. The Management Agreement has an initial term of three years which commenced immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith, and the Company has the right to extend the term for an additional year. The Company paid Phoenix a retainer of $0.6 million, which retainer is to be applied by Phoenix against the fees payable by the Company during the final six months of the initial term. That retainer is included in other assets in the accompanying December 31, 1998 consolidated financial statement. The restricted stock grant vests monthly over the initial term of the Management Agreement, and Phoenix is entitled to all rights applicable to holders of shares of RISCORP's Class A Common Stock with respect to all such shares from the date of grant, including, without limitation, the right to receive any dividends or distributions payable on the restricted stock. Pursuant to the terms of the Management Agreement, the Company paid Phoenix $2.8 million to reimburse the partners of the Management Company, on an after-tax basis, for all taxes (exclusive of state taxes) incurred in connection with the Section 83(b) election filed with respect to the restricted stock grant. In the event that the Management Agreement is terminated by the Company prior to the expiration of its initial term due to (i) the complete liquidation, dissolution, and winding up of all of the business and affairs of the Company, including, without limitation, the final distribution to all RISCORP shareholders or (ii) the final distribution to the holders of RISCORP's Series A Common Stock, the vesting under the restricted stock grant will accelerate immediately prior to such event and the Company will make a lump sum payment to Phoenix equal to the unpaid balance of the amount that Phoenix would have received in monthly management fees during the initial term of the Management Agreement.

      The fair market value of the restricted stock grant to Phoenix on its effective date was $4.1 million. In October 1998, the Company paid Phoenix $2.8 million in connection with the income taxes incurred by the partners of Phoenix on the restricted stock grant. Those amounts have been included in commissions and general and administrative expenses in the accompanying 1998 consolidated statement of operations.

      Pursuant to the terms of the Management Agreement, Phoenix provides, among other things, the following services to the Company: (i) management of the day-to-day operations of the Company and its subsidiaries, (ii) management of the preparation, negotiation, and defense of the Final Business Balance Sheet (as defined in the Asset Purchase Agreement), (iii) assistance in the overall planning and coordination of the business of the Company, (iv) assistance in the resolution of all claims and contingencies pending or subsequently asserted against the Company, (v) coordination of the finance, accounting, and tax requirements of the Company with the specific duties to be delegated, at the expense of the Company, to competent professionals approved by the Board of Directors of the Company, (vi) preparation of the investment policy for the Company and coordination of the investment transactions through one or more investment advisors, and (vii) performance of such other duties as may from time to time be requested by the Board of Directors of the Company not inconsistent with the terms of the Management Agreement.

      In May 1997, subject to shareholder approval, RISCORP granted to Mr. Frederick M. Dawson non-qualified options to purchase 2,533,326 shares of RISCORP's Class A Common Stock. Pursuant to the terms of the Management Agreement, immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith and the receipt of the applicable cash payments under his employment agreement, the Company and Mr. Dawson entered into a Termination Agreement evidencing the termination of each party's rights, duties, and obligations under Mr. Dawson's employment agreement, including the termination of the stock option grants and Mr. Dawson's right to receive any of the shares thereunder.

      Effective April 1, 1998, the Company entered into an accounting outsourcing agreement with Buttner Hammock & Company, P.A. ("BHC"). Under the terms of the agreement, BHC is to provide monthly accounting, financial reporting, tax return preparation, and certain financial and tax consulting services. Under that agreement, Mr. Buttner has been designated as the chief accounting officer for RISCORP and each of its subsidiaries. The agreement with BHC is for a period of 36 months. In consideration for the services provided by BHC, the Company is to pay BHC a monthly fee of approximately $0.1 million during 1998, 1999, and 2000, plus reasonable out-of-pocket costs. In addition, as defined in the agreement, BHC may also provide certain services to the Company that are to be billed on an hourly rate basis. The Company paid BHC a retainer of $0.5 million against the fees due for the final six months of the initial term of the agreement. That retainer is included in other assets in the accompanying December 31, 1998 consolidated balance sheet.

      Effective April 1, 1998, the Company entered into a computer outsourcing agreement. Under the terms of that agreement, the vendor is to provide the Company with computer configuration, software installation, network configuration and maintenance, telecommunication coordination, computer maintenance, and other computer-related services. The agreement is for a period of 36 months. In consideration of the services provided, the Company is to pay a fee of $100 per hour plus reasonable out-of-pocket costs with a minimum commitment of 1,020 hours for year one of the contract and a minimum commitment of 900 hours for years two and three of the contract.

      During 1998, the Company expensed $3.4 million in fees, excluding restricted stock grants, and tax payments previously discussed, in connection with the services provided under the foregoing management and outsourcing agreements. Those expenses are included in commissions and general and administrative expenses in the accompanying 1998 consolidated statement of operations.


(4)   Acquisitions and Joint Venture

Acquisitions

      As more fully described below, RISCORP acquired RISCORP National Insurance Company ("RNIC") and two workers' compensation management services companies in 1996. Each of those transactions was accounted for under the purchase method of accounting under which the aggregate purchase price paid for the entity was allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the dates of acquisition. The excess of the purchase prices over the fair value of the net assets acquired has been reported as costs in excess of net assets acquired and has been amortized over periods ranging from five to 15 years. For acquisitions in which net assets acquired exceeded the purchase price, a liability for net assets acquired in excess of costs has been recorded and has been accreted over 10 years.

      The operating results of the acquired entities have been included in the consolidated financial statements from their dates of acquisition. The following schedule summarizes certain pro forma consolidated results of operations for 1996, as if the acquisitions took place on January 1, 1996 (in thousands, except the per share amount):

     Total revenues                                          $  275,410
     Income before income taxes                                  18,503
     Net income                                                   6,860
     Earnings per share                                            0.19

Acquisition of CompSource

      In March 1996, RISCORP purchased all of the outstanding stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for $12.1 million in cash and 112,582 shares of RISCORP's Class A Common Stock valued at $2.1 million on the date of acquisition. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $12.6 million and was recorded as goodwill. CompSource is a workers'
compensation management services company offering its services in North Carolina. Pursuant to a stock redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have RISCORP repurchase the 112,582 shares on March 8, 1997, and RISCORP repurchased those shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement.

     Acquisition of Independent Association Administrators, Inc. ("IAA") and Risk Inspection Services and Consulting, Inc. ("RISC")

      In September 1996, RISCORP purchased all of the outstanding stock of IAA and RISC in exchange for $11.5 million, consisting principally of 790,336 shares of RISCORP's Class A Common Stock valued at $10.9 million on the date of acquisition. IAA and RISC are workers' compensation management services companies offering services in Alabama. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $11.4 million and was recorded as goodwill.

      During the first quarter of 1997, the Company determined that the goodwill recorded when IAA and RISC were acquired could not be fully recovered from the profitability of the workers' compensation business that was then under contract. Therefore, as of December 31, 1996, $2.8 million of goodwill was written off and was reported as amortization expense. The remaining unamortized goodwill relating to those acquisitions was $7.8 million and $7.9 million at March 31, 1998 (just prior to the transfer of the goodwill to Zenith on April 1, 1998) and December 31, 1997, respectively.

      Due to a decrease in the market value of RISCORP's Class A Common Stock, 790,336 additional shares of RISCORP's Class A Common Stock valued at $0.6 million were issued on January 9, 1998 to the former shareholders of IAA.

Acquisition of Atlas Insurance Company

      In March 1996, a wholly-owned subsidiary of RISCORP acquired 100 percent of the outstanding capital stock of Atlas Insurance Company for $5 million in cash. Following the acquisition, the name was changed from Atlas Insurance Company to RISCORP National Insurance Company ("RNIC"). RNIC, which primarily provided workers' compensation insurance, is licensed to do business in 19 states and is authorized to operate on an excess and surplus lines basis in five additional states. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $2.6 million and was recorded as goodwill.

Joint Venture Arrangement

      In January 1996, RISCORP, through one of its wholly-owned subsidiaries, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. RISCORP and HCSC each held 50 percent ownership in the joint venture known as Third Coast Holding Company ("Third Coast"). RISCORP contributed the use of its expertise, insurance systems, and intellectual property, while HCSC contributed cash of $10 million. RISCORP's contributed property in Third Coast was valued at $10 million; however, RISCORP's cost basis in the contributed property was $0 and, as of December 31, 1996, RISCORP recorded its initial investment in Third Coast at $0. The carrying value of RISCORP's investment in Third Coast at December 31, 1997 was $0.

      Initially, RISCORP accounted for its 50 percent investment in Third Coast on the equity basis of accounting, whereby RISCORP's recorded investment was adjusted for its proportionate share of earnings or losses of Third Coast. RISCORP discontinued the use of the equity method of accounting for Third Coast in the first quarter of 1997 when the cumulative losses reduced RISCORP's investment in Third Coast to $0. RISCORP has not made any financial guarantees relating to Third Coast and has not made any financial commitments to provide any future funding to Third Coast.

      Effective January 1, 1998, RISCORP entered into an agreement with HCSC to sell RISCORP's 50 percent interest in Third Coast for $1.3 million. The $1.3 million gain on the sale of Third Coast was included in the 1998 net realized gains. RISCORP received the funds due in connection with this transaction in April 1998. In connection with the closing of the sale to Zenith, RISCORP received notice that Zenith believes that it is entitled to the proceeds from the sale of Third Coast. RISCORP disputes Zenith's entitlement to these proceeds and intends to vigorously defend any claim asserted by Zenith related to the Third Coast transaction.

      As more fully described in Note 1(b), the Company transferred the unamortized balance of goodwill to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(5)   Investments

      Investments   (including   restricted   investments)   included   in   the
accompanying  consolidated  balance  sheets as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                            Cost or           Gross           Gross
                                                         Amortized Cost    Unrealized       Unrealized    -----------
                                                                              Gains           Losses       Estimated
                                                                                                          Fair Value
December 31, 1998:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations                    $   13,681        $     219      $       -       $   13,900
         Corporate obligations                               2,032               48              -            2,080
               Total investments                        $   15,713        $     267      $       -       $   15,980

   Available for sale:
      Unrestricted                                     $     6,666       $       50      $       -      $     6,716
      Restricted                                             9,047              217              -            9,264
               Total                                    $   15,713        $     267      $       -       $   15,980

December 31, 1997:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations               $   58,294        $     718       $      2       $   59,010
         U.S. government obligations                        38,065            1,193             10           39,248
         Corporate obligations                              88,102            1,119             22           89,199
         Mortgage backed securities                          1,932               36              -            1,968
         Asset backed securities                             9,920               49              3            9,966
               Total available for sale                    196,313            3,115             37          199,391

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations                        18,434              204              9           18,629
         Municipal government obligations                    4,186               62              -            4,248
         Certificates of deposit                             1,470                -              -            1,470
               Total held to maturity                       24,090              266              9           24,347
               Total investments                         $ 220,403         $  3,381        $    46        $ 223,738

   Available for sale:
      Unrestricted                                       $ 142,876         $  2,732         $   37        $ 145,571
      Restricted                                            53,437              383              -           53,820
               Total                                     $ 196,313         $  3,115         $   37        $ 199,391


     The fair values of investments (including restricted investments) at December 31, 1998 and 1997 were determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities (including restricted investments) by contractual maturity, as of December 31, 1998, are summarized as follows (in thousands):

                                            Available for Sale
                                          Amortized    Estimated
                                           Cost       Fair Value

             Due in 1999                $   8,195      $   8,227
             Due in 2000 to 2003            7,020          7,205
             Due in 2004 to 2008              498            548

             Total                       $ 15,713       $ 15,980

      The actual maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      During 1998, 1997, and 1996, proceeds from sales of fixed maturities available for sale totaled $80.4 million, $110.3 million, and $88.9 million, respectively.

      Gross realized gains and gross realized losses from the sale of investments for 1998, 1997, and 1996 are summarized in the following table and were reported in net investment income in the accompanying consolidated statements of operations (in thousands):

                                           1998           1997            1996
             Gross realized gains       $  4,348       $  1,770      $      178
             Gross realized losses           (68)          (224)            (73)
             Net realized gains         $  4,280       $  1,546      $      105

      As more fully described in Note 1(b), a gross realized gain of $2.9 million and a gross realized loss of $0.1 million relating to securities that were transferred to Zenith in connection with the Asset Purchase Agreement were included in the foregoing 1998 net realized gains.

      The following table summarizes the components of net investment income for 1998, 1997, and 1996 (in thousands):

                                           1998           1997            1996

   Fixed maturities                     $  3,733       $ 13,815        $ 10,444
   Equity securities                        (166)           469             547
   Cash and cash equivalents               1,633          2,516           1,700
   Zenith receivable and other accounts
      receivable                           2,080              -               -
                                           7,280         16,800          12,691

    Investment expenses                    (177)          (353)           (497)

   Net investment income                $  7,103       $ 16,447        $ 12,194

      Although the Company has credit risk in the investment portfolio, no fixed maturity security had a Standard & Poor's rating of less than A at December 31, 1998. The carrying value of securities on deposit with various governmental agencies was $11.6 million and $23.8 million at December 31, 1998 and 1997, respectively. In addition, the carrying value of securities held in trust in connection with a fronting agreement between Virginia Surety Company, Inc. and RISCORP Management Services, Inc. was $1.6 and $1.5 at December 31, 1998 and 1997, respectively. Such securities are included in fixed maturities available for sale-restricted classification at December 31, 1998 and in fixed maturities held to maturity-restricted classification at December 31, 1997 in the accompanying consolidated balance sheets.

      The carrying value of the Company's investments in excess of 10 percent of RISCORP's shareholders' equity at December 31, 1998 and 1997, aggregated by issuer and excluding investments issued or guaranteed by the United States, consisted of the following (in thousands):

                                           1998               1997
                                       -------------      --------------

 Fixed maturities - State of Florida  $           -          $ 20,980


(6)   Liabilities for Losses and Loss Adjustment Expenses

      The Company established an estimated liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. The Company established that liability based on facts then known, estimates of future claims trends, and other factors, including the Company's experience with similar cases and historical Company and industry trends, such as reserving patterns, loss payment patterns, claim closure and reporting patterns, and product mix.

      The activity in the liability for losses and loss adjustment expenses for 1998, 1997, and 1996, is summarized as follows (in thousands):

                                                                         1998         1997         1996

      Gross liability for losses and loss adjustment expenses,
        beginning of year                                            $ 437,038     $ 458,239    $ 261,700
      Reinsurance recoverables                                        (184,251)     (180,698)    (100,675)
      SDTF recoverables                                                (45,211)      (49,505)     (51,836)
      Prepaid managed care fees                                         (8,420)      (31,958)     (16,369)
      Net balance at January 1                                         199,156       196,078       92,820

      Assumed during the year from loss portfolio transfers
        and acquisitions                                                     -              -      88,212

      Incurred losses and loss adjustment expenses related to:
        Current year                                                    14,860       125,764      123,986
        Prior years                                                     11,717        (2,401)       3,023
        Total incurred losses and loss adjustment expenses              26,577       123,363      127,009


      Paid related to:
        Current year                                                     1,717        45,646       56,088
        Prior years                                                     26,760        74,639       55,875
        Total paid                                                      28,477       120,285      111,963
      Net balance at December 31                                       197,256       199,156      196,078




                                                                         1998         1997         1996

      Plus reinsurance recoverables                                    214,302       184,251      180,698
      Plus SDTF recoverables                                            44,552        45,211       49,505
      Plus prepaid managed care fees                                     6,182         8,420       31,958
      Gross liability at December 31                                   462,292       437,038      458,239

      Gross liability for losses and loss adjustment expenses
        transferred to Zenith [see Note 1(b)]                         (462,292)          -               -

      Gross liability for losses and loss adjustment expenses,
        at December 31                                         $             -     $ 437,038    $ 458,239


      The 1998 adverse loss development was primarily related to increases in the actuarial estimates of remaining loss liabilities pertaining to the Florida business offset somewhat by decreases in the actuarial estimates of remaining loss liabilities pertaining to the Alabama and North Carolina business. The 1996 adverse development occurred due to deterioration in pre-1994 accident years offset in part by improved expenses for the 1995 accident year.

      The Company recognized recoveries from the SDTF and subrogation from third parties as a reduction of incurred losses. In determining the best estimate of the effect of these recoveries on the ultimate cost of all unpaid losses and loss adjustment expenses, the Company utilized historical and industry statistics. The estimated amount of recoveries from the SDTF included as a reduction to the liability for losses and loss adjustment expenses was $0, $45.2 million, and $49.5 million at December 31, 1998, 1997, and 1996, respectively.

      As more fully described in Note 1(b), the Company transferred the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(7)   Florida Special Disability Trust Fund ("SDTF")

      Florida operates the SDTF that reimburses insurance carriers, self-insurance funds, and self-insured employers in Florida for certain workers' compensation benefits paid to injured employees. The SDTF reimburses claim payments made to a claimant whose injury merges with, aggravates, or accelerates a pre-existing permanent physical impairment. The SDTF is managed by the State of Florida and is funded through assessments against insurers and self-insurers providing workers' compensation coverage in Florida. The Company's pro-rata amount of the SDTF assessment is based on their written premiums compared to the total workers' compensation premiums written by all Florida insurers and self-insurance funds. Should a carrier stop writing business, it has no obligation for future assessments. The SDTF's assessment formula has historically yielded sufficient revenues for annual reimbursement payments and for costs associated with administering the SDTF. The SDTF has not prefunded its claims liability and no reserves currently exist. The Company has been informed that, as of September 30, 1996, the SDTF had an actuarially projected undiscounted liability of $4 billion based on a study performed for the SDTF by independent actuarial consultants. The SDTF actuarial study also indicated that, at the current assessment rates, the payment of the existing liability would take numerous years.
      Under Florida's sunset laws applicable to some state-sponsored funds, the SDTF would have expired in November 1996 unless affirmative action was taken by the legislature to continue the SDTF. By action of the legislature, the SDTF was continued and not scheduled for further review under Florida sunset laws until the year 2000. However, in early 1997, the Florida legislature passed a bill substantially changing the SDTF. Under that 1997 bill, the SDTF is not to accept claims with accident dates after December 31, 1997; as such, certain SDTF claims may have to be refiled for reimbursement and any such filing may require a refiling fee. Additionally, companies accruing SDTF recoveries may be statutorily limited in the level of recoverables they may be allowed to carry. The bill provides for a funding mechanism through which companies writing workers' compensation insurance in Florida will be assessed an annual charge to cover payments made by the SDTF. The Company believes that, even in the event of default by the SDTF, the existing reimbursements of the SDTF would become general obligations of the State of Florida.

      For 1998, 1997, and 1996, the Company's cash recoveries from the SDTF were $1.8 million, $5.9 million, and $2.5 million, respectively. The Company's SDTF assessments were $2 million, $6.8 million, and $11.7 million for 1998, 1997, and 1996, respectively.

      As more fully described in Note 1(b), the Company transferred the recoverable from the SDTF to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(8)   Reinsurance

      The Company was involved in the cession of insurance to certain unaffiliated insurance and reinsurance companies under specific excess-of-loss and quota-share reinsurance contracts. The amounts by which certain financial statement balances have been reduced as a result of these reinsurance contracts as of and for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                                      1998           1997          1996

      Premiums written                                            $  16,785      $ 143,983      $ 192,528
      Premiums earned                                                24,420        167,274        165,022
      Ceded losses and loss adjustment expenses                      47,667         73,868        153,200
      Liabilities for losses and loss adjustment expenses           645,892        183,150        180,698
      Unearned premiums                                              61,384         25,842         49,788

      Effective April 1, 1998, the Company entered into an assumption and indemnity reinsurance agreement with Zenith in connection with the sale to Zenith [see Note 1(b)]. Under the terms of the assumption and indemnity reinsurance agreement, the Company ceded to Zenith 100 percent of the outstanding liabilities for losses and loss adjustment expenses (including incurred but not reported losses) and 100 percent of the unearned premiums as of April 1, 1998. Zenith issued assumption certificates to all the Company's former policyholders. The liabilities for losses and loss adjustment expenses and unearned premiums that were transferred to Zenith on April 1, 1998 were $462.3 million and $43.2 million, respectively. In accordance with the terms of the Asset Purchase Agreement, Zenith assumed all of the Company's obligations under its then current and prior insurance and reinsurance contracts. The terms of the Asset Purchase Agreement, including the assumption and indemnity reinsurance agreement, was approved by the Florida and Missouri Insurance Departments on March 31, 1998 and April 1, 1998, respectively.

      Effective January 1, 1995, RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company ("RPC") entered into quota-share reinsurance agreements with American Re-Insurance Company ("AmRe"), whereby RIC and RPC ceded 50 percent of new and renewal premiums written and losses incurred. These agreements provided for the payment of a ceding commission at rates that varied from 27.5 percent to 60 percent based on the loss ratio of the business ceded, excluding unallocated loss adjustment expenses. The provisional ceding commission provided for in the agreements was 33 percent. The agreements were to remain in force for an unlimited period of time, but could be terminated by either party at any December 31. RISCORP and AmRe were parties to a senior subordinated note agreement in the principal amount of $15 million due 2002. Under the terms of the note agreement, the Company was to maintain the quota-share treaty or other comparable reinsurance agreements with AmRe for a minimum period of five years beginning January 1, 1995. Ceding commissions earned under the AmRe reinsurance agreements were $7.7 million, $50 million, and $58.2 million during 1998, 1997, and 1996, respectively. At December 31, 1998 and 1997, the Company may be contingently liable for the return of ceding commissions to AmRe of $0 and $9.3 million, respectively.

      Effective September 1, 1996, RIC entered into a retrocessional reinsurance agreement with Chartwell Reinsurance Company ("Chartwell"), whereby Chartwell was to retrocede to the Company 50 percent of workers' compensation business written by RISCORP Management Services, Inc. (an affiliate of the Company) as underwriting manager for Virginia Surety Company, Inc. The agreement provided for a profit commission in addition to the 30 percent ceding commission based on the loss ratio and other expenses incurred under the contract. The initial profit commission calculation was scheduled to occur as of September 1, 2000. This agreement was terminated on December 31, 1997.

      On April 18, 1997, RIC entered into a trust agreement with Chartwell whereby RIC agreed to maintain in trust for the benefit of Chartwell 102 percent of RIC's portion of the outstanding loss liabilities and unearned premiums. The balance in this trust account was generally adjusted on a monthly basis, one month in arrears.

      Effective January 1, 1996, RPC entered into a quota-share reinsurance agreement with Allstate Insurance Company ("Allstate"), Chartwell, Signet Star Reinsurance Company ("Signet"), and San Francisco Reinsurance Company ("San Fran Re"), whereby RPC ceded 90 percent of its inforce, and its new or renewal 1996 gross written premiums, for commercial umbrella coverage. The maximum limit under this agreement was $5 million per insured, per occurrence. The agreement provided for the payment of a ceding commission of 30 percent of the ceded premiums. This agreement was to remain in force for an unlimited period of time, but could be terminated by either party at any December 31. During 1997, Allstate and San Fran Re were replaced on this agreement by Scor Reinsurance Company ("Scor") and Hartford Fire Insurance Company ("Hartford"), respectively. All other terms and conditions of the agreement were unchanged. This agreement was terminated as of December 31, 1997; however, the reinsurers continue to be responsible for their portion of all losses incurred on policies effective before the termination date.

      Effective January 1, 1996, RPC entered into a quota-share reinsurance agreement with Allstate, Chartwell, Signet, San Fran Re, and Great Lakes American Reinsurance Company, whereby RPC ceded 90 percent of its inforce, and its 1996 new or renewal gross written premiums, for commercial property coverage. The limit of coverage under this agreement was 90 percent of $2.5 million per risk, subject to an occurrence limitation of not less than $10 million nor greater than $15 million. The agreement provided for the payment of a ceding commission of 30 percent of ceded premiums. This agreement was to remain in force for an unlimited period of time, but could be terminated by either party at any December 31. During 1997, Allstate and San Fran Re were replaced on this agreement by Scor and Hartford, respectively. All other terms and conditions of the agreement were unchanged. This agreement was terminated as of December 31, 1997; however, the reinsurers continue to be responsible for their portion of all losses incurred on policies effective before the termination date.

      Effective January 1, 1996, RPC entered into a commercial casualty excess-of-loss reinsurance agreement with Allstate, Chartwell, Signet, and San Fran Re, whereby RPC ceded 100 percent of all losses incurred on business inforce, written or renewed during the term of this agreement, per occurrence, in excess of $0.25 million to $1 million. RPC was required to pay 11.5 percent of earned premiums, subject to a minimum premium of $0.5 million under the agreement. This agreement was to remain in force for an unlimited period of time, but could be terminated by either party at any December 31. During 1997, Allstate and San Fran Re were replaced on this agreement by Scor and Hartford, respectively. All other terms and conditions of the agreement were unchanged. This agreement was terminated as of December 31, 1997; however, the reinsurers continue to be responsible for their portion of all losses incurred on policies effective before the termination date.

      Effective September 1, 1995, RPC entered into a medical excess-of-loss reinsurance agreement with Cologne Life Reinsurance Company, whereby RPC ceded 100 percent of all losses incurred per insured, per agreement year, in excess of $0.15 million up to $1 million. RPC paid $6.79 per certificate of insurance per month for this coverage. The agreement was to be continuous, but could be canceled by either party at any September 1. The agreement was transferred to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      Effective January 1, 1997, RIC, RNIC, and RPC ceded losses in excess of $0.5 million to Continental Casualty Company ("CNA") under an excess-of-loss reinsurance treaty. This treaty contained a corridor deductible of $1.25 million which is applicable in the aggregate to claims in the $0.5 million excess of $0.5 million corridor for the Company. RIC and RPC had a similar contract with CNA effective January 1, 1996 with a corridor deductible of $1 million. Although the contract contained provisions for minimum and deposit premiums, the premiums for 1997, based on earned premiums, exceeded the minimum premium provisions specified under the contract.

      Beginning in 1996, RNIC ceded losses in excess of $0.5 million to CNA under three separate excess-of-loss reinsurance treaties. Those treaties provided for the payment of premiums to CNA based on earned premiums. Although the contracts contained provisions for minimum premiums, the premiums for 1996 exceeded the minimum premium provisions specified under these contracts. Each of those treaties with CNA expired on January 1, 1997.

      Effective October 1, 1996, RNIC entered into a quota-share reinsurance agreement with Chartwell, Swiss Reinsurance America Corporation, and Trenwick America Reinsurance Corporation (collectively the "Reinsurers"), whereby RNIC ceded 65 percent of its net unearned premiums as of October 1, 1996 and 65 percent of net written workers' compensation and employers liability premiums, new or renewal, for the last four months of 1996. Effective January 1, 1997, RNIC reduced the ceded quota-share amount to 60 percent. The agreement provided for the payment of a ceding commission at rates which varied from 27 percent to 49 percent based on the loss ratio of the business ceded. The provisional ceding commission contained in the agreement was 33 percent. This agreement was terminated as of December 31, 1997; however, the reinsurers continue to be responsible for their portion of all losses incurred on policies effective before the termination date.

      Effective January 1, 1997, RNIC entered into an agreement with the Insurance Company of New York ("INSCORP") and Chartwell to issue assumption-of-liability endorsements ("ALE") to certain policyholders of RNIC. This agreement expired on December 31, 1997 and was not renewed. In connection with this agreement, RNIC was required to provide INSCORP and Chartwell with letters of credit in amounts equal to 29.2 percent of the gross written premiums on all ALE policies plus $1.25 million in fixed maturities. The agreement also required RNIC to pay a fee of .5 percent of gross premiums subject to a minimum fee of $50 and a maximum fee of $1,000 per ALE. As of December 31, 1998 and 1997, based on the gross premiums subject to ALE's, RNIC provided letters of credit of $0 and $3.7 million, respectively, under this agreement. These letters of credit were secured by certificates of deposits and were reported in the accompanying consolidated balance sheets under the caption "Cash and short-term investments--restricted." RNIC incurred fees of $0 and $38,797 during 1998 and 1997, respectively, under this agreement.

      RNIC also maintained specific excess-of-loss coverage with Allstate on the run-off of the book of business acquired by RNIC in March 1996.

      In connection with the sale to Zenith [as more fully described in Note 1(b)], RIC and RPC entered into an interim reinsurance agreement and cut-through endorsement with Zenith covering all inforce business as of June 17, 1997 and all new and renewal business written after June 17, 1997 on Florida workers' compensation policies. In connection with this agreement, Zenith required that 33 percent of the direct written premiums and 33 percent of the initial unearned premiums subject to this agreement were to be deposited into a trust account for the benefit of Zenith. In addition, the agreement required the Company to pay a fee to Zenith of one percent of the subject premiums. The agreement with Zenith was terminated on April 1, 1998. As of December 31, 1998 and 1997, the market value of the securities in the trust account was $0 and $52.4 million, respectively, and the required trust account balance was $0 and $51.6 million, respectively, based on the direct written premiums for the period June 18, 1997 through March 31, 1998 and the unearned premiums at June 17, 1997. The balance in the trust account was to be adjusted on a monthly basis, one month in arrears. The Company incurred fees to Zenith of $0.1 million and $1.4 million during 1998 and 1997, respectively, under this agreement.

      All of the reinsurance contracts described in this note and in force on April 1, 1998 were assumed by Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      The Company had no combined reinsurance recoverables and ceded unearned premiums in excess of three percent of shareholders' equity as of December 31, 1998.

      At December 31, 1997, reinsurance recoverables consisted of $184.3 million of recoverables for unpaid losses and loss adjustment expenses. At December 31, 1997, $89.4 million of the reinsurance recoverable balance related to RIC's and RPC's quota-share agreement with one reinsurer. The remaining recoverable balance of $94.9 million at December 31, 1997 represented estimated recoveries from 17 unaffiliated reinsurers that provided quota-share and specific and aggregate excess-of-loss coverage.

      To the extent that the reinsurers, including Zenith, are unable to meet their contractual obligations, the Company may be contingently liable for any losses and loss adjustment expenses ceded.


(9)   Managed Care Agreements

      RIC and RPC were parties to arrangements with both Humana Medical Plans, Inc. ("Humana"), an unaffiliated health maintenance organization ("HMO"), and RISCORP Health Plans, Inc. ("RHP"), an affiliated HMO, whereby, upon policyholder election to participate, RIC's and RPC's medical claim costs were capped for the first three years of each claim. In May 1996, RIC and RPC terminated those arrangements with RHP; however, injured individuals were covered for three years following any accident that occurred during policy periods in effect prior to termination. The Humana arrangement, which commenced July 1, 1995, was renewed for one additional year at the anniversary date. Under the Humana arrangement, injured individuals were covered for three years following any accident occurring within the policy periods. In October 1997, RIC and RPC entered into loss portfolio transfer agreements under which RHP transferred its liability to RIC and RPC under the managed care agreements; at that date, RHP's remaining liability under the managed care agreement was determined by an independent consulting actuarial firm to be $8 million and, in November 1997, RHP transferred that amount to RIC and RPC in full satisfaction of RHP's liability.

      The fees paid to Humana and RHP have been reported as prepaid assets and losses and loss adjustment expenses in the accompanying consolidated balance sheets. Included in losses and loss adjustment expenses were $0.3 million, $6.1 million, and $30.6 million of such fees for 1998, 1997, and 1996, respectively.

      To the extent that Humana was unable to meet its contractual obligations under its agreement with RIC, RIC may be contingently liable for any unpaid losses and loss adjustment expenses. At December 31, 1997, the estimated unpaid losses and loss adjustment expenses to be covered by Humana were $4.8 million.

      As described in Note 1(b), RISCORP transferred the Humana and RHP contractual obligations, in accordance with the terms of the Asset Purchase Agreement.


(10)  Income Taxes


      The components of income taxes for 1998, 1997, and 1996 are summarized as follows (in thousands):

                                           1998          1997         1996
          Current:
               Federal                 $ (19,165)    $  6,197       $ 17,919
               State                       1,040          798          2,280
                   Total current         (18,125)       6,995         20,199
          Deferred:
               Federal                    20,181          305        (12,126)
               State                           -            -            129
                    Total deferred        20,181          305        (11,997)
                   Total income taxes $    2,056      $  7,300     $   8,202

      The differences between taxes computed at the statutory rates and recorded income tax expense for 1998, 1997, and 1996 are summarized as follows (in thousands):

                                                                      1998          1997         1996

          Computed "expected" tax expense (benefit)                $(24,087)     $ 5,105      $ 3,710
          State taxes in excess of federal benefit                      807          519        1,336
          Non-taxable income                                           (231)      (1,188)        (982)
          Goodwill and other amortization                             3,339          801        2,437
          Valuation allowance                                        21,168          412            -
          Fines and penalties                                             6           64          543
          Amounts related to prior years                                  -            -          980
          Other                                                       1,054        1,587          178
             Income tax expense                                   $   2,056      $ 7,300      $ 8,202

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                                       December 31
                                                                                    1998          1997
----------
        Deferred tax assets:
          Net operating losses                                                    $ 17,479   $          -
          Accrued litigation settlement costs                                        5,415          4,550
          Accrued employee benefits                                                    224            575
          Unearned premiums                                                              -          2,132
          Discount on reserve for losses and loss adjustment expenses                    -         14,160
          Bad debts                                                                      -          2,450
        Deferred policy acquisition costs                                                -            422
        Other                                                                        1,603            811
             Gross deferred tax assets                                              24,721         25,100

        Deferred tax liabilities:
          Unrealized gains on investments                                                -          1,077
          Depreciation                                                                   -            645
        Other                                                                            -            846
           Gross deferred tax liabilities                                                -          2,568
             Net deferred tax assets before valuation allowance                     24,721         22,532
             Valuation allowance                                                    21,580            412
             Net deferred tax asset                                               $  3,141       $ 22,120


      The Company estimated that approximately $3.1 million of its December 31, 1998 net deferred tax asset could be realized through the carryback of future tax losses to prior years or the generation of future taxable income, and it is more likely than not that the tax benefits of the deferred tax assets will be realized. Accordingly, a valuation allowance of $21.6 million relating to the December 31, 1998 deferred tax balance has been established.

      The Company has filed refund claims of $19.7 million related to the 1998 loss. The Company received $11.9 million of these refunds in March 1999 and the remaining balance is expected to be received prior to the end of 1999.


(11)  Notes Payable

      A  December  31,  1997,  notes  payable  are  summarized  as  follows  (in thousands):
           Subordinated notes to AmRe, a quota-share reinsurer,
                bearing interest at 12%; matures December 31, 2002                            $  15,000

           Note payable from acquisition of subsidiary,  with implicit  interest rate of 9.76% computed on the payment
                stream; matured November 9, 1998                                                    330

           Term loan, implicit interest rate of 12% computed on
                the payment stream; matured January 1, 1999                                         279

            Total                                                                              $ 15,609

      As more fully described in Note 1(b), the Company transferred the $15 million liability in connection with the AmRe note agreement to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement. The other note payable amounts were paid in full during 1998.


(12)  Shareholders' Equity

      RISCORP has 100 million shares of $.01 par value Class A Common Stock authorized and 14,258,671 and 11,855,917 issued shares at December 31, 1998 and 1997, respectively. RISCORP's Class B Common Stock, par value $.01, consists of 100 million shares authorized and 24,334,443 million shares issued and outstanding at December 31, 1998 and 1997. Ten million shares of preferred stock are authorized, but no shares are issued or outstanding. The characteristics of the Class B Common Stock are identical to those of the Class A Common Stock, except that each holder of the Class B Common Stock is entitled to 10 votes for each share held. The Class B Common Stock may be converted into Class A Common Stock at any time at the election of the holders on a one-for-one basis. RISCORP did not declare any shareholder dividends during 1998, 1997, or 1996. At December 31, 1998 and 1997, there were 112,582 shares of RISCORP's Class A Common Stock in treasury.

      RISCORP's insurance subsidiaries are limited by statute in their ability to distribute unassigned surplus without the approval of their respective domiciliary insurance department. Dividends or distributions to shareholders that are made under these statutes and that do not require the prior approval of the Florida or the Missouri Insurance Departments are determined based on a consideration of an insurer's net income, realized and unrealized capital gains, percentages of dividends and distribution of surplus, and the relationship of surplus after the dividend or distribution is made to the minimum required statutory surplus. In December 1997, RPC paid a $2.2 million dividend to its parent. During 1999, RISCORP's insurance subsidiaries have the ability to dividend $6.4 million to their parents without the prior approval of the Florida or Missouri Insurance Departments, consisting of $2.4 million from RPC, $3.1 million from RNIC, and $0.9 million from RIC.

      The combined statutory surplus as of December 31, 1998 and 1997, and the combined statutory net income for 1998, 1997, and 1996, for RISCORP's insurance subsidiaries, were as follows (in thousands):

                               1998            1997           1996
                            ------------    -----------    ------------

              Surplus       $ 156,480       $ 96,280        $ 90,639
              Net income       14,672         11,042          13,980

      To facilitate the regulators' responsibility to monitor insurer solvency, the National Association of Insurance Commissioners issued a model law in January 1995 to implement risk-based capital ("RBC") reporting requirements for property and casualty insurance companies. The model law is designed to assess capital adequacy and the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) credit risk, which evaluates the declines in asset values; (iii) investment risk, which evaluates declines in asset values; and (iv) off balance sheet risk. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation are subject to varying degrees of regulatory action, depending on the level of capital inadequacy. RPC and RIC are domiciled in the State of Florida, which has yet to adopt the provisions of the RBC model law; however, these insurance companies monitor their RBC results in anticipation of future filings. The other RISCORP insurance subsidiary, RNIC, is domiciled in Missouri and RBC information is filed with state regulators. RBC is calculated on an annual basis. At December 31, 1998 and 1997, RISCORP's insurance subsidiaries had statutory surplus in excess of any action level requirements.


 (13)  Stock Options

      In conjunction with the reorganization discussed in Note 1(a), stock options of RISCORP were substituted for options previously granted to certain officers and employees of RISCORP's affiliates. The options granted in 1997 were exercisable for 10 years after the date and the options vested over periods ranging from immediately to two years. The options granted in 1996 were exercisable over a 12 year period after the date of the grant and the options vested over periods ranging from two to nine years.

      At December 31, 1998, the Company had no stock options outstanding. A summary of the status of RISCORP's stock option plan as of and for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                              1998                     1997                     1996
                                                Weighted                 Weighted                   Weighted
                                                 Average                  Average                    Average
         Options                     Shares  Exercise Price   Shares   Exercise Price    Shares  Exercise Price

     Outstanding, beginning of year  2,533,326     $4.43         3,078,779     $3.67      2,556,557     $3.96
    Granted                                 -         -          2,533,326     4.43       1,572,538      6.84
   Exercised                         -      -         -             -       (17,999)          3.61
   Canceled                          (2,533,326)   4.43         (3,078,779)    3.67      (1,032,317)     9.22

     Outstanding, end of year               -   $     -          2,533,326    $4.43       3,078,779     $3.67

     Options exercisable at end of year               -                 -    1,085,711      $6.67     731,849$2.08

     Weighted average fair value of
         options granted during
         the year                            $      -                    $1.92                     $5.44

      The fair value of each option was estimated on the date that the option was granted. The exercise prices of options of options granted were determined to be not less than the fair market value of RISCORP's Class A Common Stock on the dates that the options were granted, with the exception of options for 387,314 and 2,604 shares made to two employees at exercise prices of $0.72 and $4.50, respectively, and fair values of $22.78 and $12.54, respectively.
Compensation expense recognized for options with exercise prices below fair market value totaled $0 for 1998 and 1997 and $0.3 million for 1996. This compensation expense was reversed in the fourth quarter of 1997 following the cancellation of those options.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments. The adoption of SFAS 123 is not required and the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring compensation cost. Had the Company adopted SFAS 123, the pro forma net income or loss per share for 1998, 1997, and 1996 would have been as follows (in thousands, except per share data):

                                                                     1998          1997          1996
                                                                  ------------  ------------  ------------

           Net income (loss)             - as reported             $ (70,875)     $ 7,286        $ 2,398
                                         - pro forma                 (70,875)       5,286          1,933
           Net income (loss) per
              common share-diluted       - as reported                (1.91)         0.20           0.07
                                         - pro forma                  (1.91)         0.14        0.06


(14)  Property and Equipment

      The  components  of the property and  equipment at December 31, 1998 and 1997 are  summarized  as follows (in thousands):

                                                                Estimated     -----------------------------
                                                                                       December 31
                                                               Useful Life         1998           1997

           Furniture and equipment                               3-7 years     $      358        $ 16,542
           Building                                               39 years              -           8,084
           Leasehold improvements                               5-10 years              9           4,810
           Software                                                3 years             81           6,758
           Land                                                                         -           1,200
                                                                                      448          37,394
           Less accumulated depreciation and
              amortization                                                            111          10,729

           Net carrying amount                                                 $      337        $ 26,665

      Depreciation and amortization expense related to property and equipment totaled $1.8 million, $4.9 million, and $3.6 million for 1998, 1997, and 1996, respectively. Included in those amounts is amortization expense of $0.4 million, $1.4 million, and $0.8 million for 1998, 1997, and 1996, respectively, related to both purchased and capitalized internally developed software costs. As more fully described in Note 1(b), the Company transferred the major portion of the Company's property and equipment, including computer software, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(15)  Leases

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through 2001, with renewal options available for certain leases. Total rental expense for 1998, 1997, and 1996 was $0.2 million, $1.7 million, and $1.3 million, respectively. At December 31, 1998, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

                  Year                 Annual Rental

                  1999                    $  218
                  2000                       184
                  2001                         8

                  Total                   $  410


 (16) Employee Health Benefits

      The Company self-insured its employees' health benefits and purchased excess insurance that limits its exposure to $1.1 million in the aggregate and $50,000 per occurrence. The Company estimated its liability for unpaid claims based on aggregate limits for health insurance payments less actual payments made. Those estimates were continually reviewed and adjustments, if any, were reported in current operations. Included in accrued expenses at December 31, 1998 and 1997 is a liability for self-insured health benefits of $0.6 million and $0.9 million, respectively. The expense incurred for self-insured health benefits was $0.6 million, $3.3 million, and $2.6 million for 1998, 1997, and 1996, respectively.


(17)  Related Party Transactions

      The Company had accounts receivable of $0.5 million and $0.8 million from companies owned by RISCORP's majority shareholder ("affiliates or affiliated entity") that are included in accounts and notes receivable-other in the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

      The Company contracted with affiliated entities for transportation, facilities management, and custodial and maintenance services. The Company also leased parking facilities from affiliated entities. Expenses relating to these services totaled $0, $0.1 million, and $1.6 million for 1998, 1997, and 1996, respectively. These expenses are included in commissions and general and administrative expenses in the accompanying consolidated statements of operations.

      In 1996, the Company paid $0.9 million of brokerage fees to an affiliated entity for the negotiation and placement of reinsurance under several specific excess-of-loss coverages. The Company terminated its agreement with the affiliated entity during 1997.

      The Company provided administrative and support services to three affiliated entities. Under these arrangements, one of which was terminated in 1996, the Company received $0.2 million, $0.6 million, and $0.8 million during 1998, 1997, and 1996, respectively.

      As described in Note 9, RIC was party to a managed care arrangement with RHP, an affiliated HMO, until May 1996. Fees paid by RIC to RHP during 1998, 1997, and 1996 totaled $0, $3.7 million, and $17.1 million, respectively. The managed care arrangement with RHP was terminated in October 1997 following the sale of RHP to an unaffiliated entity. RIC assumed the outstanding liability for unpaid losses and loss adjustment expenses that totaled $8 million in November 1997.

      During 1998, all of the foregoing contracts with the related parties were cancelled and the Company has no further obligations under any of the contracts as of December 31, 1998. See Note 3 for a discussion of the agreements between the Company and Phoenix and BHC.


(18)  Bad Debt Allowance

      The following table summarizes activity in the bad debt allowance account for premiums receivable for 1998, 1997, and 1996 (in thousands):

                                                                        1998           1997         1996

           Balance at beginning of year                              $  7,000        $ 17,000    $    5,899
           Allowance acquired from acquisition                              -               -           782
           Addition (reduction) to allowance                           (1,100)          4,374        31,424
           Recoveries (write-offs) against allowance                      100         (14,374)      (21,105)
           Balance transferred to Zenith [see Note 1(b)]               (6,000)              -             -
           Balance at end of year                                $          -       $   7,000      $ 17,000

       Premiums  receivable  included  in the  accompanying  December  31,  1997 consolidated balance sheet are summarized as follows (in thousands):

           Commercial accounts, including final
               premium audit adjustments                                           $   29,612
           Loss sensitive contracts                                                    68,804
           NCCI pool accounts                                                           6,987
           Other                                                                        1,780
                                                                                      107,183
           Less bad debt allowance                                                     (7,000)

           Premiums receivable, net                                                 $ 100,183

      As more fully described in Note 1(b), the Company transferred the outstanding premiums receivable balance, net of the allowance for bad debts, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

(19)  Concentration in a Single State

      Although the Company had expanded its operations into additional states, 75 percent, 70 percent, and 74 percent of its premium revenues for 1998, 1997, and 1996, respectively, were derived from products and services offered to customers located in Florida. Accordingly, the Company previously could have been adversely affected by economic downturns, significant unemployment, and other conditions that could have occurred from time to time in Florida, which conditions may not have significantly affected its more geographically diversified competitors.


(20)  Commitments and Contingencies

      On or about January 11, 1999, Zenith filed a lawsuit against RISCORP and certain of its subsidiaries in federal court in New York setting forth 14 separate causes of action arising out of the Asset Purchase Agreement and certain ancillary agreements. The complaint seeks an unspecified total amount of damages, but the amount of compensatory damages sought is in excess of $30 million, together with an unspecified amount of punitive damages and attorneys' fees. Zenith's claims include, among others, that the Company (i) breached certain representations and warranties set forth in the Asset Purchase Agreement, (ii) failed to transfer certain assets to Zenith, (iii) failed to operate its business in the ordinary course, (iv) failed to reimburse Zenith for certain payments, and (v) fraudulently induced Zenith to execute the Asset Purchase Agreement due to certain alleged verbal representations made with respect to RISCORP's Year 2000 compliance.

      On October 16, 1998, RISCORP and certain of its subsidiaries filed an action against Zenith in federal court in Tampa, Florida a breach of the Asset Purchase Agreement. The Company amended its complaint in Florida on January 25, 1999, and added ten additional claims arising out of Zenith's failure to indemnify the Company for certain claims of third parties. The Company also added two other claims, one for breach of contract and one for conversion, related to Zenith's taking of $4.1 million the Company had on deposit with the South Carolina Insurance Department.

      The Company intends to vigorously defend those claims asserted by Zenith and to vigorously prosecute the Company's claims; however, there can be no assurance as to the ultimate outcome of this litigation. shapeType1fFlipH0fFlipV0fFilled1lineColor16777215fShadow0
      Between November 20, 1996 and January 31, 1997, nine shareholder class-action lawsuits were filed against RISCORP and other defendants in the United States District Court for the Middle District of Florida (the "Securities Litigation"). In March 1997, the court consolidated these lawsuits and appointed co-lead plaintiffs and co-lead counsel. The plaintiffs subsequently filed a consolidated complaint. The consolidated complaint named as defendants RISCORP, three of its executive officers, one non-officer director, and three of the underwriters for RISCORP's initial public offering. The plaintiffs in the consolidated complaint purport to represent the class of shareholders who purchased RISCORP's Class A Common Stock between February 28, 1996 and November 14, 1996. The consolidated complaint alleges that RISCORP's Registration Statement and Prospectus of February 28, 1996, as well as subsequent statements, contained false and misleading statements of material fact and omissions, in violation of Sections 11 and 15 of the Securities Act of 1993, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages.

      In July 1998, the parties executed a stipulation and agreement of settlement in which the Company agreed to pay $21 million in cash to a settlement fund to settle this litigation. The Company has paid $0.5 million as an advance to the settlement fund. The remainder of the settlement fund is to be paid from the proceeds of the second payment due under the Asset Purchase Agreement with Zenith. On July 29, 1998, the court issued a preliminary approval order in which it certified the purported class for settlement purposes. The court held a settlement fairness hearing on December 15, 1998. At that hearing, the court announced its opinion that the settlement was fair and reasonable and should be approved. The parties have executed several amendments to the settlement agreement extending the deadline after which plaintiffs may terminate the settlement agreement and resume litigation. Under the most recent amendment, the Company has until March 24, 1999 in which to fully fund the settlement agreement from the proceeds of the Zenith transaction. If the settlement fund is not fully funded by that date, plaintiffs have the right to terminate the settlement agreement pursuant to procedures specified in the agreement.

      The Company estimates that $8 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. The Company recognized the $21 million proposed settlement and the related insurance proceeds in the accompanying 1997 consolidated statement of operations. Because the settlement agreement is contingent upon the timely and adequate payment from the Zenith transaction, there can be no assurance that this litigation will be ultimately settled on the terms described herein.

      On August 20, 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RNIC. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of IAA prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. RNIC has appealed the trial court's ruling which prevents the American Arbitration Association from administering the arbitration between RNIC and the Fund. The Alabama Supreme Court has stayed the current arbitration. The dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

      On March 13, 1998, RIC and RPC were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

      On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. Although the Plaintiffs have indicated that they will seek to have the appeal terminated and the case remanded to the district court, no formal motion has been filed with the Court of Appeals. Management will continue to monitor the progress of the appeals process as necessary and intends to defend the case vigorously if it is returned to the district court for further proceedings.

      In June 1997, the Company terminated a number of employees in connection with a workforce reduction. As a result of the workforce reduction, a number of former employees have initiated proceedings, including arbitration, against the Company for certain severance benefits. The Company intends to vigorously defend these suits; however, there can be no assurance that it will prevail in these proceedings.

      The Company, in the ordinary course of business, is party to various lawsuits. Based on information presently available, and in the light of legal and other defenses available to the Company, contingent liabilities arising from such threatened and pending litigation in the ordinary course of business are not presently considered by management to be material.

      Other than as noted herein, no provision had been made in the accompanying consolidated financial statements for the foregoing matters. Certain of the related legal expenses may be covered under directors and officers' insurance coverage maintained by the Company.

      The Company has historically met its cash requirements and financed its growth through cash flow generated from the sale of stock, operations, and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted principally of payment of losses and loss adjustment expenses, support of its operating activities including various reinsurance agreements and managed care programs and services, capital surplus needs for the insurance companies, and other general and administrative expenses.

      As discussed more fully in Note 1(b), RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with the consummation of that transaction, RISCORP received $35 million in cash, of which $10 million was placed in escrow, with the balance of the purchase price, if any, to be the amount by which the book value of the transferred assets exceeds the book value of the transferred liabilities as of the closing date, determined in accordance with GAAP and generally accepted actuarial principles, consistently applied. Pursuant to the terms of the Asset Purchase Agreement, Zenith is required to pay the remaining purchase price to RISCORP, plus interest thereon of 6.13 percent from the Closing Date through the final payment date, in cash, less the additional amount required to be deposited into escrow, not later than five business days after receipt of the Final Business Balance Sheet, as determined by the Independent Expert.

      On March 19, 1999, the Independent Expert delivered its determination of the Final Business Balance Sheet [see Note 1(b) for a detailed discussion].

      As a result of this sale, the Company and its subsidiaries ceased substantially all of their former business operations and, accordingly, since April 1, 1998, the Company's cash requirements have been, and are expected to continue to be, satisfied through investment income, the liquidation of investments and other assets, and the receipt of certain federal income tax claims.






                                       SCHEDULE I - SUMMARY OF INVESTMENTS -
                                     OTHER THAN INVESTMENTS IN RELATED PARTIES

                                          RISCORP, INC. AND SUBSIDIARIES

                                                 DECEMBER 31, 1998
                                                  (in thousands)


                                                                  -------------

Type of Investment                                      Cost       Market Value

Available for sale:
     Fixed maturity securities:
        U.S. government obligations                    $ 13,681        $ 13,900
        Corporate obligations                             2,032           2,080
           Total available for sale                    $ 15,713        $ 15,980

Available for sale:
     Unrestricted                                     $   6,666       $   6,716
     Restricted                                           9,047           9,264
           Total                                       $ 15,713        $ 15,980




































See accompanying Auditors' Report.


           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                               December 31
                                                                                         1998               1997

                                                      ASSETS

Investments at fair value (cost $4,635 and $1,000)                                  $     4,636      $     1,000
Cash and cash equivalents                                                                 1,140           (1,152)
Cash and cash equivalents - restricted                                                   10,000                -
Investment in wholly-owned subsidiaries                                                 148,357          172,463
Surplus note receivable from subsidiary                                                  13,000           13,000
Other assets                                                                             18,840           28,145
     Total assets                                                                     $ 195,973         $ 213,456

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                  $            -       $   15,000
  Accrued expenses and other liabilities                                                 38,572           34,923
  Payable to affiliates                                                                  61,835               -
    Total liabilities                                                                   100,407           49,923

Shareholders' equity:
  Common stock                                                                              386              362
  Additional paid-in capital                                                            140,688          135,975
  Net unrealized gains on investments                                                       173            2,002
  Retained earnings (deficit)                                                           (45,680)          25,195
  Treasury stock at cost                                                                     (1)              (1)
      Total shareholders' equity                                                         95,566          163,533

      Total liabilities and shareholders' equity                                      $ 195,973        $ 213,456











See accompanying Auditors' Report.




           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                    Year Ended December 31
                                                                         ----------------------------------------------
                                                                              1998            1997            1996

Revenues:
      Net investment income                                              $    2,681       $      517       $   2,590
      Dividend income                                                             -           3,446           18,335
      Other income                                                              146               -                3
          Total revenue                                                       2,827           3,963           20,928

Expenses:
      General and administrative expenses                                    10,871          16,421            1,995
      Interest expense                                                          641           1,800            2,234
      Depreciation and amortization                                             359             857            3,830
          Total expenses                                                     11,871          19,078            8,059

Income (loss) from operations                                                (9,044)        (15,115)          12,869

Loss on sale of net assets to Zenith                                        (47,747)              -                -

Income (loss) before equity in income or loss
  of subsidiaries and income taxes                                          (56,791)        (15,115)          12,869

Equity in income (loss) of subsidiaries                                     (20,322)         20,935          (11,428)

Income (loss) before income taxes                                           (77,113)          5,820            1,441
Income tax benefit                                                           (6,238)         (1,466)            (957)

      Net income (loss)                                                    $(70,875)       $  7,286         $  2,398


















See accompanying Auditors' Report.




                            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              STATEMENTS OF CASH FLOW

                                        RISCORP, INC. (Parent Company Only)
                                                   (in thousands)

                                                                              Year Ended December 31
                                                                             -----------------------------------------------
                                                                                 1998              1997            1996
                                                                             -------------     -------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                          $ (70,875)        $   7,286      $    2,398
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Equity in net loss (income) of subsidiaries                                20,322           (18,344)          5,967
      Depreciation and amortization                                                 359               857           3,830
      Net amortization of discounts on investments                                    -                 -              80
      Net realized loss (gain) on sale of investments                                 -                35              (4)
      Loss on sale of net assets to Zenith                                       47,747                 -               -
      Issuance of RISCORP, Inc. stock                                             4,740                 -               -
      Decrease (increase) in other assets                                         4,166           (20,555)          2,750
      Increase in accrued expenses and other liabilities                          3,751            26,934           3,421
                                                                              -----------       ------------     -----------
          Net cash provided by (used in) operating activities                     10,210            (3,787)         18,442
                                                                              -----------       ------------     -----------

Cash flows from investing activities:
      Proceeds from sale of fixed maturities--available for sale                  68,617             4,206          44,124
      Proceeds from maturities of fixed maturities--available for sale             1,000             1,000           1,000
      Proceeds from the sale of equity securities                                     -             1,548             353
      Cash received from Zenith for sale of net assets                            9,345                 -               -
      Cash due to Zenith                                                            388                 -               -
      Purchase of fixed maturities--available for sale                           (73,252)                -         (48,438)
      Purchase of equity securities                                                   -                 -          (1,905)
      Capital contributions to subsidiaries                                      (1,000)           (1,000)       (114,375)
      Purchase of property and equipment                                           (448)                -               -
      Purchase of IAA, net of cash acquired                                           -                 -             282
      Purchase of RISC, net of cash acquired                                          -                 -            (538)
                                                                              -----------       ------------     -------------
          Net cash provided by (used in) investing activities                      4,650             5,754        (119,497)
                                                                              -----------       ------------     -------------

Cash flows from financing activities:
      Purchase of treasury stock subject to put option                                -            (2,100)              -
      Transfer of cash and cash equivalents to restricted balances              (12,568)                -               -
      Principal repayment of notes payable                                            -                 -         (27,000)
      Exercise of stock options                                                       -                 -              65
      Proceeds of initial offering of common stock                                    -                 -         127,908
      Other, net                                                                      -            (1,293)            709
                                                                              -----------       ------------     -----------
          Net cash provided by (used in) financing activities                    (12,568)           (3,393)        101,682
                                                                              -----------       ------------     -----------

Net increase (decrease) in cash and cash equivalents                              2,292            (1,426)            627
Cash and cash equivalents, beginning of year                                     (1,152)              274            (353)
                                                                              ===========       ============     ===========
Cash and cash equivalents, end of year                                        $     1,140       $   (1,152)      $     274
                                                                              ===========       ============     ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest                                                                $        450      $      1,800     $   2,684
                                                                              ===========       ============     ===========
      Income taxes                                                            $                 $      6,556      $ 15,127
                                                                              -
                                                                              ===========       ============     ===========

See accompanying Auditors' Report.



                                             SCHEDULE IV - REINSURANCE

                                          RISCORP, INC. AND SUBSIDIARIES
                                                  (in thousands)



                                                                   Premiums Earned
                             --------------------------------------------------------------------------------------------

                                                    Ceded to           Assumed                           Percentage
Year Ended                         Gross              Other          from Other             Net           of Amount
December 31                       Amount            Companies         Companies           Amount       Assumed to Net


1998                           $   48,416*         $   22,676*    $        79*         $   25,819*                -*


1997                            $ 328,191           $ 167,274        $ 18,812           $ 179,729             10%


1996                            $ 326,875           $ 165,022        $ 11,704           $ 173,557              7%




These amounts represent the first three months of 1998.




































See accompanying Auditors' Report.




                                                            SCHEDULE VI - SUPPLEMENTAL INFORMATION

                                                                RISCORP, INC. AND SUBSIDIARIES
                                                                        (in thousands)

                                 December 31
------------------------------------------------------------------------------
                                 Reserves for      Discount,
                  Deferred       Unpaid Losses      if any,
                   Policy          and Loss         deducted
                Acquisition       Adjustment      in Previous      Unearned
    Year           Costs           Expenses          Column        Premiums

--------------  -------------   ----------------  -------------  -------------

      1998       $      -        $           -         $ -        $       -

      1997       $ (2,053)          $ 437,038          $ -        $   56,324

      1996       $      446         $ 458,239          $ -        $ 102,562


                     SCHEDULE VI - SUPPLEMENTAL INFORMATION, CONTINUED

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)

                                 December 31                                Year Ended December 31
------------------------------------------------------------------------------------------------------------------------
                                                 Losses and Loss         Amortization          Net
                                               Adjustment Expenses       of Deferred       Paid Losses
                  Net            Net           Incurred Related to:         Policy          and Loss          Net
                Earned        Investment     Current            Prior    Acquisition       Adjustment       Premiums
    Year       Premiums         Income          Year                        Costs           Expenses        Written
                                             Years
-------------- ------------  -------------   -------------------------  ---------------   --------------  -------------

      1998       25,819*      $    7,103    $  14,860*      $ 11,717*       $   3,681*       $   28,501    $   20,209

      1997     $ 179,729       $  16,447     $ 125,764       $  (2,401)      $ 49,221         $ 120,285     $ 157,495

      1996     $ 173,557       $  12,194     $ 123,986       $   3,023       $ 33,716         $ 111,963     $ 179,706



* These amounts represent the first three months of 1998.









See accompanying Auditors' Report.