Form 10-Q
period 1999-03-31
RISCORP INC
filed 1999-05-14
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

           One Sarasota Tower, Suite 608
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

 Class                                            Outstanding at April 30, 1999

 Class A Common Stock, $.01 par value                       14,258,671
 Class B Common Stock, $.01 par value                       24,334,443


                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements
                           Consolidated Balance Sheets -
                               March 31, 1999 and December 31, 1998                                      3 - 4

                           Consolidated Statements of Operations -
                               For the three months ended March 31, 1999 and 1998                            5

                           Consolidated Statements of Cash Flows -
                               For the three months ended March 31, 1999 and 1998                            6

                           Consolidated Statements of Comprehensive Income                                   7

                           Notes to Consolidated Financial Statements                                   8 - 13


           Item 2.         Management's Discussion and Analysis of Financial                           14 - 19
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                           19 - 21

           Item 2.         Changes to Securities                                                            21

           Item 3.         Defaults Upon Senior Securities                                                  21

           Item 4.         Submission of Matters to a Vote of Security Holders                              22

           Item 5.         Other Information                                                                22

           Item 6.         Exhibits and Reports on Form 8-K                                                 22


                           Signatures                                                                       23


Part I   Financial Information
Item 1.  Financial Statements

                                            RISCORP, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets
                                                    (in thousands)


                                                                                            March 31, 1999   December 31, 1998
                                                                                             (Unaudited)
Assets

Investments:

   Fixed maturities available for sale, at fair value
      (amortized cost $65,723 in 1999 and $6,666 in 1998)                                $       65,758       $       6,716

   Fixed maturities  available for sale, at fair value (amortized cost $9,044 in
      1999 and $9,047 in 1998)-restricted                                                         9,226               9,264
                                                                                                  -----               -----
      Total investments                                                                          74,984              15,980


Cash and cash equivalents                                                                         9,679               6,864
Cash and cash equivalents-restricted                                                             17,073              14,842
Receivable from Zenith                                                                              582              49,933
Accounts receivable--other                                                                        6,932               7,674
Prepaid expenses                                                                                  5,005               5,171
Income taxes recoverable                                                                          5,331              17,277
Deferred income taxes                                                                             3,158               3,141
Property and equipment, net                                                                         297                 337
Other assets                                                                                        245               2,174
                                                                                                  -----               -----
      Total assets                                                                        $     123,286       $     123,393
                                                                                          =============       =============



See accompanying notes to consolidated financial statements.



                                            RISCORP, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets
                                                    (in thousands)


                                                                                           March 31, 1999   December 31, 1998
                                                                                             (Unaudited)
Liabilities and Shareholders' Equity

Liabilities:
    Accrued expenses and other liabilities                                              $       28,591      $       27,827
                                                                                        --------------      --------------
          Total liabilities                                                                     28,591              27,827


Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,258,671 shares issued                                                 143                 143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued and outstanding                                 243                 243
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding
   Additional paid-in capital                                                                  140,688             140,688
   Retained earnings (deficit)                                                                 (46,519)            (45,680)
   Treasury Class A Common Stock - at cost, 112,582 shares                                          (1)                 (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                           141                173
                                                                                                    ---                ---

          Total shareholders' equity                                                             94,695             95,566
                                                                                         --------------     --------------

          Total liabilities and shareholders' equity                                     $     123,286      $      123,393
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



                                            RISCORP, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations
                                   (in thousands, except share and per share data)


                                                                                                  Three Months
                                                                                                Ended March 31,
                                                                                       -----------------------------------
                                                                                            1999                1998
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:

      Premiums earned                                                                    $        --       $      25,819
      Fee income                                                                                  --               5,723
      Net realized gains                                                                          --               1,461
      Net investment income                                                                    1,799               3,306
                                                                                               -----               -----
          Total revenue                                                                        1,799              36,309
                                                                                               -----              ------

   Expenses:
      Losses and loss adjustment expenses                                                         --              24,016
       Unallocated loss adjustment expenses                                                       --               2,561
       Commissions, underwriting, and administrative expenses                                  1,157              15,515
       Interest expense                                                                        1,441                 469
       Depreciation and amortization                                                              40               3,069
                                                                                                  --               -----
          Total expenses                                                                       2,638              45,630
                                                                                               -----              ------

   Loss before income taxes                                                                     (839)             (9,321)

   Income tax expense (benefit)                                                                   --                  --
                                                                                               -----               -----
   Net loss                                                                                   $ (839)            $(9,321)
                                                                                              =======            ========


   Per share data:
      Net loss per common share - basic                                                       $(0.02)             $(0.25)
                                                                                               ======              ======

     Net loss per common share - diluted                                                      $(0.02)             $(0.25)
                                                                                               ======              ======

   Weighted average common shares outstanding                                             37,347,281           36,868,114
                                                                                         ===========          ===========

   Weighted average common and common share
     equivalents outstanding                                                              37,347,281           36,868,114
                                                                                         ===========          ===========



See accompanying notes to consolidated financial statements.



                                            RISCORP, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows
                                                    (in thousands)


                                                                                                  Three Months
                                                                                                Ended March 31,
                                                                                       -----------------------------------
                                                                                               1999             1998
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)
Net cash provided by (used in) operating activities                                        $   13,533        $  (20,882)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of fixed maturities available for sale                                         (192,877)          (14,684)
     Purchase of fixed maturities held to maturity                                                 --            (2,903)
     Proceeds from sale of fixed maturities available for sale                                133,819            31,623
     Proceeds from maturities of fixed maturities available for sale                               --             5,369
     Proceeds from maturities of fixed maturities held to maturity                                 --             3,250
     Cash received from Zenith for sale of net assets                                          50,572                --
     Purchase of property and equipment                                                            --              (693)
                                                                                           ----------        ----------
       Net cash (used in) provided by investing activities                                     (8,486)           21,962
                                                                                           ----------        ----------

Cash flows from financing activities:
     Principal repayments of notes payable                                                         --               (82)
     Decrease in deposit balances payable                                                          --            (1,598)
     Transfer of cash and cash equivalents to restricted                                       (2,232)           (1,090)
                                                                                           ----------        ----------
       Net cash used in financing activities                                                   (2,232)           (2,770)
                                                                                           ----------        ----------

Net increase (decrease) in cash and cash equivalents                                            2,815            (1,690)

Cash and cash equivalents, beginning of period                                                  6,864            16,858
                                                                                           ----------        ----------
Cash and cash equivalents, end of period                                                   $    9,679        $   15,168
                                                                                           ==========        ==========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                        $        3        $       460
                                                                                           ===========       ===========
           Income taxes                                                                    $       82        $     1,585
                                                                                           ===========       ===========







See accompanying notes to consolidated financial statements




                                            RISCORP, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Comprehensive Income
                                                    (in thousands)


                                                                                          Three Months Ended March 31
                                                                                      --------------------------------------
                                                                                             1999                1998
                                                                                      -------------------  -----------------
                                                                                            (Unaudited)       (Unaudited)

Net loss                                                                                $   (     839)        $   (9,321)
                                                                                           ------------          ----------

Other comprehensive loss, before income taxes:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during year                                                 (49)               (68)
Income tax benefit related to items of other
  comprehensive loss                                                                              (17)               (24)
                                                                                         --------------       -------------
Other comprehensive loss, net of income taxes                                                     (32)               (44)
                                                                                         --------------       -------------

Total comprehensive loss                                                                $        (871)        $   (9,365)
                                                                                         =============         ==========



























See accompanying notes to consolidated financial statements.

                           RISCORP, INC. AND SUBSIDIARIES

               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)    Basis of Presentation

       The accompanying consolidated unaudited interim financial statements of RISCORP, Inc. ("RISCORP") and subsidiaries (collectively, the "Company") have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The consolidated financial statements include the accounts of RISCORP and
       its  subsidiaries.   All  significant  intercompany  balances  have  been
       eliminated.

(2)    Sale to Zenith Insurance Company

       As previously disclosed, on April 1, 1998 RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith Insurance Company ("Zenith") pursuant to the terms of that certain Asset Purchase Agreement among the parties dated June 17, 1997, as amended (the "Asset Purchase Agreement"). In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations consisted principally of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

       In connection with the determination of the final purchase price to be paid by Zenith, on July 10, 1998 RISCORP and Zenith engaged a nationally recognized independent accounting firm to serve as neutral auditors and neutral actuaries (the "Independent Expert") to resolve various items in dispute between the parties and to determine the Final Business Balance Sheet, as that term is defined in the Asset Purchase Agreement. On March 19, 1999, the Independent Expert delivered its determination of the Final Business Balance Sheet and, as such, its conclusion that the book value of the transferred assets exceeded the book value of the transferred liabilities assumed by Zenith at closing by $92.3 million. Therefore, pursuant to the terms of the Asset Purchase Agreement and given the $35 million previously paid by Zenith at closing, Zenith was required to pay an additional $57.3 million in immediately available funds on or before March 26, 1999, plus interest thereon of 6.25 percent from April 1, 1998 through the final payment date. On March 26, 1999, Zenith paid RISCORP $50.8 million (including $3.1 million in interest), deposited $2.8 million into escrow to secure the Company's indemnification obligations to Zenith, and RISCORP retained, with Zenith's approval, $6.8 million of cash, certificates of deposit and securities that were identified as a transferred asset, but had not been physically transferred to Zenith by such date. RISCORP reported the results of the Independent Expert's determinations in the accompanying 1998 consolidated balance sheet. On April 16, 1999, RISCORP received an additional payment of $0.6 million, including interest, from Zenith relating to an asset transferred to Zenith that Zenith had not previously recognized as transferred. This payment has not been included in the accompanying consolidated financial statements.

       While the Asset Purchase Agreement provides that the decision of the Independent Expert is final, binding and conclusive, RISCORP believes that the Independent Expert may have understated the amount by which the book value of the transferred assets exceeded the book value of the transferred liabilities by approximately $6 million in its determination of the Final Business Balance Sheet. The $6 million relates to the impact on the final determination of premiums ceded under certain reinsurance agreements for the years 1991, 1992 and 1993 that contained provisions to calculate the final premiums based on losses incurred under the reinsurance agreements. RISCORP is reviewing this matter with Zenith and, pending final resolution of these issues, has not included the impact of this potential adjustment in the accompanying 1999 or 1998 consolidated financial statements.

       In accordance with the terms of the Asset Purchase Agreement, 15 percent of the total purchase price is required to be held in escrow for a period of two years from the Closing Date. The escrowed funds are to be used to indemnify Zenith against any liabilities or obligations (other than those transferred) arising out of or related to any misrepresentation, breach, or nonfulfillment of any covenant or agreement by the Company. The escrowed funds are to be invested in United States government debt obligations or in money market funds secured by such debt obligations, with such funds to be disbursed pursuant to the terms of the Escrow Agreement. Interest income on the escrowed funds is paid to RISCORP at the end of each calendar quarter.

       As more fully disclosed in Note 5, both RISCORP and Zenith have filed separate causes of action in Florida and New York, alleging various breaches of the terms of the Asset Purchase Agreement. Given the inherent uncertainties associated with the litigation process, management is unable to predict the ultimate outcome of these lawsuits.

       In connection with the sale of RISCORP's insurance operations to Zenith on April 1, 1998, RISCORP voluntarily consented to the Florida Insurance Department's request that RISCORP discontinue writing any new or renewal insurance business for an indefinite period of time.


(3)    Sale of Joint Venture

       Joint Venture Arrangement

       In January 1996, RISCORP, through one of its wholly-owned subsidiary, RISCORP of Illinois, entered into a joint venture arrangement with Health Care Service Corporation ("HCSC"), a subsidiary of Blue Cross and Blue Shield of Illinois, to underwrite and sell managed care workers' compensation insurance in Illinois. RISCORP and HCSC each held 50 percent ownership in the joint venture known as Third Coast Holding Company ("Third Coast"). RISCORP contributed the use of its expertise, insurance systems, and intellectual property, while HCSC contributed cash of $10 million. RISCORP's contributed property in Third Coast was valued at $10 million; however, the Company's cost basis in the contributed property was $0 and as of December 31, 1996, the Company recorded its initial investment in Third Coast at $0.

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


(4)    Issuance of Additional Shares of Stock

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

       During  the  first  quarter  of 1997,  the  Company  determined  that the goodwill recorded when IAA and RISC were acquired could not be fully recovered from the profitability of the workers' compensation business that was then under contract. Therefore, as of December 31, 1996, $2.8 million of goodwill was written off and was reported as amortization expense. The remaining unamortized goodwill relating to those acquisitions was $7.8 million at March 31, 1998 (just prior to the transfer of the goodwill to Zenith on April 1, 1998).

       Due to a decrease in the market value of RISCORP's Class A Common Stock, 790,336 additional shares of RISCORP's Class A Common Stock valued at $0.6 million were issued on January 9, 1998 to the former shareholders of IAA.


(5)    Commitments and Contingencies

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

       On October 16, 1998, RISCORP and certain of its subsidiaries filed an action against Zenith in federal court in Tampa, Florida alleging a breach of the Asset Purchase Agreement. The Company amended its complaint on January 25, 1999, and added ten additional claims arising out of Zenith's failure to indemnify the Company for certain claims of third parties. The Company also added two other claims, one for breach of contract and one for conversion, related to Zenith's taking of $4.1 million the Company had on deposit with the South Carolina Insurance Department.

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

       In July 1998, the parties executed a stipulation and agreement of settlement in which the Company agreed to pay $21 million in cash to a settlement fund to settle this litigation. The Company paid $0.5 million as an advance to the settlement fund. On July 29, 1998, the court issued a preliminary approval order in which it certified the purported class for settlement purposes. The court held a settlement fairness hearing on December 15, 1998. At that hearing, the court announced its opinion that the settlement was fair and reasonable and should be approved. On April 2, 1999, the remaining balance of the settlement fund in the amount of $20.5 million, plus interest thereon in the amount of $1.4 million, was paid in full settlement of the litigation.

       The Company estimates that $8 million of insurance proceeds will be available for contribution to the settlement amount, as well as related costs and expenses. The Company recognized the $21 million proposed settlement and the related insurance proceeds in the 1997 consolidated statement of operations.

       On August 20, 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RISCORP National Insurance Company ("RNIC"). Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of
       September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of IAA prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. RNIC has appealed the trial court's ruling which prevents the American Arbitration Association from administering the arbitration between RNIC and the Fund. The Alabama Supreme Court has stayed the current arbitration. The dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

       On March 13, 1998, RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

       On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On March 17, 1999, plaintiffs-appellants filed an unopposed motion to remand the action to the district court, citing the Order of Reconsideration. As of this date, the Eleventh Circuit has not ruled on the motion to remand. Management will continue to monitor the progress of the appeals process as necessary and intends to defend the case vigorously if it is returned to the district court for further proceedings.

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


(7)    Reclassifications

       For comparative purposes, certain amounts in the financial statements have been reclassified from amounts previously reported. These reclassifications had no effect on previously reported shareholders' equity or net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings, and the Liquidity and Capital Resources section of Management's Discussion and
       Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. ("RISCORP") and its subsidiaries (collectively, the "Company") from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, without limitation, projections of revenues, income, losses, cash flows, plans for future operations, financing needs, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

       Forward-looking   statements   are   inherently   subject  to  risks  and
       uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the actual outcome of pending litigation, including, without limitation, the litigation currently pending with Zenith; the Company's ability to gain approval and receive payment from the Florida Department of Labor for certain refund applications; the Company's need for additional capital to meet operating requirements; and other factors mentioned elsewhere in this report.

Recent Developments

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Financial Statements, Note 2 for further discussion of the Zenith transaction.

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       As discussed more fully in Note 2 to the consolidated financial statements, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with the sale to Zenith, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of these significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for the three months ended March 31, 1999 to the comparable period in 1998 is meaningless. Therefore, the results of operations for the three months ended March 31, 1999 are explained separately with limited comparison to the comparable prior period. The results of operations of the Company prior to the April 1, 1998 sale to Zenith are included to comply with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of the anticipated future operations of the Company.

       Results of Operations

       Three Months Ended March 31, 1999

       During the three months ended March 31, 1999, the Company's primary operating activities were the defense of the Proposed Business Balance Sheet, the investment of the $25 million initial payment received from Zenith on April 2, 1998, the investment of other invested assets retained by the Company, compliance with the provisions of the Asset Purchase Agreement; converting the taxes receivable to cash, collecting the sale proceeds from Zenith, the investment of the $50.8 million of sale proceeds and interest collected from Zenith on March 26, 1999, efforts to maximize asset recoveries, and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       The following is an analysis of other balances contained on the March 31, 1999 balance sheet.

                 Restricted cash and cash equivalents consist primarily of $12.8 million held in escrow in connection with the sale to Zenith, $3.8 million on deposit with various governmental agencies, $0.3 million pledged to secure a letter of credit, and $0.2 million held in trust in connection with a fronting agreement between Virginia Surety Insurance Company, Inc. and RISCORP Management Services, Inc.

                 Investments   totaling   approximately   $75  million   consist
                primarily of United States Government obligations.

                 The  $0.6  million   receivable  from  Zenith   represents  the
                remaining purchase price to be received from Zenith as determined by the Company in connection with the Final Business Balance Sheet. This balance was received by RISCORP in April 1999.

                 Deferred  income taxes of $3.2  million  consist of federal and state income taxes that are anticipated to be recovered in future periods.

                 Income taxes  recoverable of $5.3 million represent tax refunds which have been applied for.These income tax refunds were received in April 1999.

                 Other assets of $0.2  million  consist  principally  of accrued investment income.

                 Prepaid  expenses of $5 million consist  principally of prepaid insurance coverages of $3.9 million and retainers paid to certain professionals and consultants of $1.1 million.

                 Accounts  receivable-other  of $6.9 million consist principally of a receivable of $2.3 million that is expected to be realized upon the redemption of RISCORP's outstanding stock and $4.6 million of certain insurance recoverables that was received in May 1999.

                 Accrued expenses and other  liabilities  totaled  approximately
                $28.6 million and consisted principally of $21.9 million of an accrued legal settlement (this amount was paid in April 1999), $0.6 million of trade accounts payable, $0.5 million of unpaid restructuring cost relating to the June 1997 Corporate restructuring, $1.1 million of accrued legal, accounting, auditing and actuarial expenses, $1.3 million of income taxes payable, and $3.2 million of other accruals and payables.

       The Company's operating results for the three months ended March 31, 1999 resulted in a net loss of $0.8 million.

       Net investment income for the three months ended March 31, 1999 was $1.8 million. Net investment income consisted of interest income on the receivable from Zenith of $1.3 million, interest income on the $12.8 million balance in escrow of $0.1 million, and other investment income of $0.4 million.

       Operating expenses for the three months ended March 31, 1999 totaled $2.6 million and consisted of the following:

               Commissions,  underwriting,  and administrative  expenses totaled
              $1.2 million and consisted of $0.3 million of management expenses; $0.3 million of accounting and auditing expenses; $0.3 million of legal expenses; $0.2 million of recurring operating expenses such as rent, telephone, insurance and similar costs, and $0.1 million of other expenses.

               Interest  expense of $1.4 million  consisted  principally  of the interest payable on the accrued legal settlement mentioned above.

               Depreciation  and amortization  expense was $40,000.  The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained approximately $0.4 million of fixed assets (consisting principally of computer equipment) that is being depreciated over three years.

       The weighted average common and common share equivalents outstanding for the three months ended March 31, 1999 was 37,347,281 as compared to 36,868,114 for the three months ended March 31, 1998.

       Three Months Ended March 31, 1998

       The discussion that follows relates to the operations and operating philosophy of the Company's activities that existed prior to April 1, 1998 and includes the operating results for the three months ended March 31, 1998.

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RISCORP National Insurance Company ("RNIC") and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations.

       The majority of the Company's premiums were written in Florida, a regulated pricing state where premiums for guaranteed cost products were based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies that were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for these plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing these plans.

       In addition, in June 1997, the Company implemented a strategic plan to consolidate several of its field offices and announced its intention to close all field offices, except Charlotte, North Carolina, and Birmingham, Alabama, by the end of 1997, and to cease writing new business in certain states including Oklahoma, Virginia, Missouri, Mississippi, Louisiana and Kansas. The estimated impact of the decision to discontinue writing business in those states was a reduction of approximately $16 million in direct premiums written.

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

       The following table shows direct, assumed, ceded and net earned premiums for the first quarter of 1998 (in thousands):

                                                                  3-31-98
                                                              ---------------

                     Direct premiums earned                      $ 48,416
                     Assumed premiums earned                           79
                     Premiums ceded to reinsurers                 (22,676)
                                                                ----------
                     Net premiums earned                         $ 25,819
                                                                 ========


       There were no direct, assumed, ceded, or net earned premiums after the April 1, 1998 sale to Zenith. At March 31, 1998, there were 18,145 policies in force.

       Fee income for the first three months of 1998 was $5.7 million. After April 1, 1998, the Company ceased generating fee income when those activities were transferred to Zenith.

       Net realized gains during the first quarter of 1998 were $1.5 million, consisted principally of the $1.3 million gain on the sale of Third Coast as more fully discussed in Note 3 of the accompanying consolidated financial statements.

       Net investment income for the three months ended March 31, 1998 was $3.3 million consisting entirely of earnings from the investment portfolio, excluding realized gains and losses.

       The loss ratio for the three months ended March 31, 1998 was 93 percent. Losses and loss adjustment expenses for the three months ended March 31, 1998 were $24 million. Unallocated loss adjustment expenses for the three months ended March 31, 1998 were $2.6 million. Commissions, underwriting, and administrative expenses for the three months ended March 31, 1998 were $15.5 million. Interest expense for the three months ended March 31, 1998 was $0.5 million. Depreciation and amortization expense for the three months ended March 31, 1998 was $3.1 million.

       The weighted average common and common share equivalents outstanding for the three months ended March 31, 1998 was 36,868,114.

       Liquidity and Capital Resources

       The Company  historically  met its cash  requirements  and  financed  its growth through cash flow generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted principally of payment of losses and loss adjustment expenses, support of its operating activities, including various reinsurance agreements and managed care programs and services, capital surplus needs for the insurance subsidiaries, and other general and administrative expenses. RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with that sale to Zenith, the Company ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flow has been generated from investment income. The Company's future cash requirements are expected to be satisfied through investment income and the liquidation of investments.

       Cash flow from operations for the three months ended March 31, 1999 and 1998 was $13.5 million, and ($20.9) million, respectively. The increase from 1998 to 1999 was due primarily to the sale to Zenith and the cessation of substantially all the Company's former business operations.

       The Company has projected cash flows through December 1999 and believes it has sufficient liquidity and capital resources to support its operations.

       As of March 31, 1999 and 1998, RISCORP's insurance subsidiaries had combined statutory capital and surplus of $123.6 million and $98.1 million, respectively. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their state of domicile.

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based on the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At March 31, 1999 and December 31, 1998, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

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

       Effective April 1, 1998, RISCORP ceased substantially all of its former business operations, including its core insurance and managerial services operations. RISCORP's computer systems and proprietary computer software, including the policy issue and management system and the claims systems, were included in the assets sold to Zenith pursuant to the Asset Purchase Agreement.

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

       Based on its limited operations, the Company believes its most reasonable likely worst case scenario Year 2000 problem would be a temporary inability to access its accounts with financial institutions if such institutions' systems are not Year 2000 compliant. Because the Company does not expect that the Year 2000 will have a material adverse effect on the Company, it has determined that it is unnecessary to develop a contingency plan.


Part II    Other Information

Item 1.    Legal Proceedings

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

       In July 1998, the parties executed a stipulation and agreement of settlement in which the Company agreed to pay $21 million in cash to a settlement fund to settle this litigation. The Company paid $0.5 million as an advance to the settlement fund. On July 29, 1998, the court issued a preliminary approval order in which it certified the purported class for settlement purposes. The court held a settlement fairness hearing on December 15, 1998. At that hearing, the court announced its opinion that the settlement was fair and reasonable and should be approved. On April 2, 1999, the remaining balance of the settlement funds in the amount of $20.5 million, plus interest thereon in the amount of $1.4 million, were paid in full settlement of the litigation.

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

       On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On March 17, 1999, plaintiffs-appellants filed an unopposed motion to remand the action to the district court, citing the Order of Reconsideration. As of this date, the Eleventh Circuit has not ruled on the motion to remand. Management will continue to monitor the progress of the appeals process as necessary and intends to defend the case vigorously if it is returned to the district court for further proceedings.

       The Company, in the ordinary course of business, is party to various lawsuits. Based on information presently available, and in the light of legal and other defenses available to the Company, contingent liabilities arising from such threatened and pending litigation in the ordinary course of business are not presently considered by management to be material.

       Other than as noted herein, no provision had been made in the accompanying consolidated financial statements for the foregoing matters. Certain of the related legal expenses may be covered underdirectors and officers' insurance coverage maintained by the Company.

Item 2.    Changes to Securities

       None.

Item 3.Defaults Upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

       Shareholder Proposals

       The proxy statement to be solicited by management of RISCORP with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on proposals of shareholders of RISCORP intended to be presented for consideration at such Annual Meeting that are submitted to RISCORP after May 14, 1999.

Item 6.Exhibits and Reports on Form 8-K

       a)  Exhibits

            11    Statement Re Computation of Per Share Earnings

            27    Financial Data Schedules


       b)      Reports on Form 8-K

              The Company filed a report on Form 8-K on March 23, 1999 with respect to the determination of the Final Business Balance Sheet by the Independent Expert.

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

                  Date:    May 14, 1999




                  By:       /s/Edward W. Buttner IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    May 14, 1999