Form 10-K/A
period 1998-12-31
RISCORP INC
filed 1999-06-07
CIK 1003957

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                                             Name of Each Exchange
                     Title of Each Class                                       on which Registered
                     -----------------------                                  --------------------
                               None                                                       None
                     -----------------------                                  --------------------

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

                                   Yes X       No
                                      ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of the registrant's Class A Common Stock held by non-affiliates of the registrant as of May 31, 1999 was $16,981,537.

The number of shares of the registrant's Common Stock issued and outstanding as of May 31, 1999 was 38,593,114 consisting of 14,258,671 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                  Description                                                                   Page
                                  -----------                                                                   ----
                                                                       PART I

Item 1.                        Business                                                                           1

Item 2.                        Properties                                                                        16

Item 3.                        Legal Proceedings                                                                 16

Item 4.                        Submission of Matters to a Vote
                               of Security Holders                                                               19

                                                                      PART II

Item 5.                        Market for Registrant's Common
                               Equity and Related Stockholder Matters                                            19

Item 6.                        Selected Financial Data                                                           20

Item 7.                        Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                                                     21

Item 8.                        Financial Statements and Supplementary Data                                       29

Item 9.                        Changes in and Disagreements with
                               Accountants on Accounting and
                               Financial Disclosure                                                              29

                                                                      PART III

Item 10.                       Directors and Executive Officers
                               of the Company                                                                    29

Item 11.                       Executive Compensation                                                            30

Item 12.                       Security Ownership of Certain
                               Beneficial Owners and Management                                                  32

Item 13.                       Certain Relationships and Related Transactions                                    34

                                                                      PART IV

Item 14.                       Exhibits, Financial Statement
                               Schedules, and Reports on Form 8-K                                                36

                               Signatures                                                                        38

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

           This Annual Report on Form 10-K/A contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings, and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. ("RISCORP") and its subsidiaries (collectively, the "Company") from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, without limitation, projections of revenues, income, losses, cash flows, plans for future operations, financing needs, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing.

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

                                                                          1998           1997           1996
                                                                        --------      ---------       --------
                                                                                    (in thousands)
Gross reserves for losses and loss adjustment
  expenses, beginning of year                                           $437,038      $458,239       $261,700
Less reinsurance recoverables                                            184,251       180,698        100,675
Less SDTF recoverable                                                     45,211        49,505         51,836
Less prepaid managed care fees                                             8,420        31,958         16,369
                                                                        --------      --------       --------
Net balance at January 1                                                 199,156       196,078         92,820
                                                                        --------      --------       --------

Assumed during year from loss portfolio transfers and acquisitions            --            --         88,212
                                                                        --------      --------       --------

Incurred losses and loss adjustment expenses related to:
  Current year                                                            14,860       125,764        123,986
  Prior years                                                             11,717        (2,401)         3,023
                                                                        --------      --------       --------
    Total incurred losses and loss adjustment expenses                    26,577       123,363        127,009
                                                                        --------      --------       --------

Losses and loss adjustment expenses paid related to:
  Current year                                                             1,717        45,646         56,088
  Prior years                                                             26,760        74,639         55,875
                                                                        --------      --------       --------
    Total losses and loss adjustment expenses paid                        28,477       120,285        111,963
                                                                        --------      --------       --------
Net balance at December 31                                               197,256       199,156        196,078

Plus reinsurance recoverables                                            214,302       184,251        180,698
Plus SDTF recoverables                                                    44,552        45,211         49,505
Plus prepaid managed care fees                                             6,182         8,420         31,958
                                                                        --------      --------       --------
                                                                         462,292       437,038        458,239

Less reserves for losses and loss adjustment
  expenses transferred to Zenith                                         462,292            --             --
                                                                        --------      --------       --------
Gross reserves for losses and loss adjustment
  expenses at December 31                                               $     --      $437,038       $458,239
                                                                        ========      ========       ========

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

                                                                      AS OF DECEMBER 31
                             ----------------------------------------------------------------------------------------------------
                                                                        (In thousands)
                             1988    1989      1990       1991        1992       1993       1994         1995      1996      1997
                             ----    ----      ----       ----        ----       ----       ----         ----      ----      ----
Loss and loss adjustment
  expenses, net            $  954  $11,273   $36,323   $ 68,674    $ 96,755    $152,406   $128,453     $92,820   $196,078  $199,156
Cumulative Amount Paid:
  One Year Later              355    8,927    19,335     32,241      47,572     122,603     95,229      55,875     74,639
  Two Years Later             902   14,922    34,010     55,794     116,193     164,840    127,395      77,823
  Three Years Later         1,185   19,675    44,551     91,441     134,193     172,699    141,803
  Four Years Later          1,595   22,587    59,651    100,307     137,782     177,603
  Five Years Later          1,665   26,943    62,775    102,468     140,671
  Six Years Later           1,801   27,870    63,620    103,936
  Seven Years Later         1,821   28,141    64,129
  Eight Years Later         1,662   28,563
  Nine Years Later          1,862

Liability Re-estimated as of:
  One Year Later            1,016   18,508    44,192     71,145     115,116     156,866    133,651      95,843    193,677
  Two Years Later           1,219   20,541    49,429     83,918     123,472     156,303    139,992      96,189
  Three Years Later         1,462   24,514    55,485     91,477     123,298     162,811    144,138
  Four Years Later          1,890   27,108    58,588     91,821     125,751     167,907
  Five Years Later          1,977   26,670    57,867     92,878     131,074
  Six Years Later           1,785   26,023    57,981     96,905
  Seven Years Later         1,734   26,067    59,986
  Eight Years Later         1,567   26,814
  Nine Years Later          1,763

Cumulative Redundancy
 (Deficiency)                (809) (15,541)  (23,663)   (28,231)    (34,319)    (15,501)   (15,685)     (3,369)     2,401

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

                         Per Share Bid Information for Class A Common Stock
---------------------------------------------------------------------------------------------------
                                 1998                                         1997
               ----------------------------------------       -------------------------------------
                 1st        2nd        3rd        4th           1st      2nd       3rd       4th
               Quarter    Quarter    Quarter    Quarter       Quarter   Quarter   Quarter   Quarter
               -------    -------    -------    -------       -------   -------   -------   -------
High            2 1/2       2 3/8     2 1/8     1 1/32         4 3/8     3 3/4     1 1/8    1 1/2
Low             25/32     1 31/32       7/8      23/32         1 7/8     15/16       3/8      5/8

           No dividends have been declared or paid since RISCORP's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31
                                     ------------------------------------------------------------
                                     1998         1997          1996          1995           1994
                                     ----         ----          ----          ----           ----
                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
 Premiums earned                   $25,819      $179,729      $173,557      $135,887      $  1,513
 Fees and other income               5,906        20,369        31,733        22,397        56,712
 Net realized gains                  4,280         1,546           105         1,016            --
 Net investment income               7,103        16,447        12,194         6,708         1,677
                                   -------      --------      --------      --------      --------
    Total revenues                  43,108       218,091       217,589       166,008        59,902
                                   -------      --------      --------      --------      --------
Expenses:
 Losses and loss
  adjustment expenses               24,016       104,052       114,093        82,532          (716)
 Unallocated loss
  adjustment expenses                2,561        19,311        12,916        10,133         8,804
 Commissions and general and
  administrative expenses           34,191        70,800        65,685        48,244        35,869
 Interest                              676         1,919         2,795         4,634         1,750
 Depreciation and amortization       2,736         7,423        11,500         1,683         1,330
                                   -------      --------      --------      --------      --------
    Total expenses                  64,180       203,505       206,989       147,226        47,037
                                   -------      --------      --------      --------      --------


                                                                  YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------------------
                                             1998           1997          1996          1995         1994
                                          ---------       --------      --------      --------      -------
Income (loss) from operations               (21,072)        14,586        10,600        18,782       12,865
Loss on sale of net assets to Zenith        (47,747)            --            --            --           --
                                          ---------       --------      --------      --------      -------
Income (loss) before income taxes           (68,819)        14,586        10,600        18,782       12,865
Income taxes (1)                              2,056          7,300         8,202         5,099        5,992
                                          ---------       --------      --------      --------      -------
    Net income (loss)                     $ (70,875)      $  7,286      $  2,398      $ 13,683      $ 6,873
                                          =========       ========      ========      ========      =======
Net income (loss) per share (4)           $   (1.91)      $   0.20      $   0.07      $   0.49      $  0.24
                                          =========       ========      ========      ========      =======
Net income (loss) per share assuming
  dilution (4)                            $   (1.91)      $   0.20      $   0.07      $   0.45      $  0.23
                                          =========       ========      ========      ========      =======
Weighted average common
  shares outstanding                         37,012         36,892        34,648        28,100       28,100
                                          =========       ========      ========      ========      =======
Weighted average common
  shares and common share
  equivalents outstanding (2)(3)             37,012         37,116        36,406        30,093       30,093
                                          =========       ========      ========      ========      =======

BALANCE SHEET DATA (AT END OF YEAR):
Cash and investments                      $  37,686       $253,634      $281,963      $ 92,713      $47,037
Total assets                                123,393        749,650       828,442       443,242       93,908
Long-term debt                                   --         15,609        16,303        46,417       27,840
Shareholders' equity                         95,566        163,533       157,308        16,157        3,895


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

         - Restricted cash and cash equivalents consisted primarily of the $10 million initial purchase price payment which is being held in escrow under the terms of the Asset Purchase Agreement.

         - The $49.9 million receivable from Zenith represents the remaining purchase price to be received from Zenith in connection with the Asset Sale. A more in-depth discussion of the receivable amount can be found in Note 1(b) of the accompanying financial statements.

         - Deferred income taxes of $3.1 million consisted of federal and state income taxes that are anticipated to be recovered in future years. At this time, this asset is expected to be fully recoverable.

         - Other assets of $7.3 million consisted primarily of prepaid insurance coverages of $4.1 million, retainers paid to certain professionals and consultants of $1.1 million, and accrued investment income of $2.1 million, of which $1.8 million relates to interest receivable from Zenith.

         - In March 1999, the Company collected $11.9 million of the $17.3 million of recorded income taxes recoverable. The remaining balance is expected to be received during 1999.

         - Accounts receivable-other of $7.7 million consisted primarily of a $2.3 million receivable which is expected to be realized upon the redemption of the Company's outstanding stock and $4.8 million of certain insurance recoverables which is expected to be received when the accrued legal settlements discussed herein are actually paid.

         - Accrued expenses and other liabilities totaled $27.8 million and consisted primarily of $20.5 million of an accrued legal settlement, $2.5 million of accrued legal, accounting, auditing, and actuarial expenses that primarily relate to the defense of the Proposed Business Balance Sheet, $1.3 million of trade accounts payable, $1 million of income taxes payable, $0.6 million of unpaid restructuring cost relating to the June 1997 corporate restructuring, and $1 million of other accruals and payables.

        The Company's operating results for the nine months ended December 31, 1998 resulted in a net loss of $61.6 million. The following comments pertain to the Company's revenues and expenses for the nine months ended December 31, 1998:

         - The $47.7 million loss on the sale to Zenith represents the adjustment to the purchase price as determined by the Independent Expert [see Note 1(b) of the accompanying consolidated financial statements].

         - Net realized gains were $2.8 million. The net realized gains consisted primarily of gains on the sale of securities transferred to Zenith in connection with the Asset Purchase Agreement. For 1998, the net realized gains were $4.3 million, of which $1.3 million was the gain on the sale of Third Coast recognized in the first quarter of 1998, more fully discussed in Note 4 of the accompanying consolidated financial statements.

         - Net investment income was $3.8 million. Net investment income consisted of $1.8 million of interest income on the $49.9 million receivable from Zenith, interest income of $0.4 million on the $10 million balance in escrow, and $1.6 million of investment portfolio income.

         - Operating expenses totaled $18.6 million. This amount included three significant non-recurring expenses that relate to the sale to Zenith. The first non-recurring expense totaled $3.4 million and consisted of severance payments to certain of the Company's former executives and employees. The second expense totaled $4.1 million and consisted of the issuance of RISCORP stock to The Phoenix Management Company, Ltd. ("Phoenix") in accordance with a Restricted Stock Award Agreement. The third expense totaled $2.8 million and represented a payment for a tax gross up related to the issuance of the restricted stock award to Phoenix. The remaining $8.3 million of operating expenses consisted of $2.8 million of accounting and auditing expenses, $1.7 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, $1 million of adjustments to the Proposed Business Balance Sheet (discussed more fully in Note 1(b) of the accompanying consolidated financial statements), $0.9 million of management expenses, $0.3 million of transition expenses incurred as a result of the sale to Zenith, and $1.6 million of other expenses.

         - In September 1998, the Company received a reimbursement of $1.2 million of legal fees incurred in 1997 and 1998 in connection with payments made on behalf of certain former officers and directors of the Company. This reimbursement was included as a reduction in commissions and underwriting and administrative expenses in the accompanying 1998 consolidated statement of operations.

         - Depreciation and amortization expense was $0.3 million. The Company transferred all assets subject to amortization to Zenith in connection with the sale and, based on discussions with representatives of Zenith, retained $0.3 million of fixed assets (consisting primarily of computer equipment) which is being depreciated over three years.

         -        Interest expense was $0.7 million.

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

                                           DIRECT PREMIUMS WRITTEN
                                       -------------------------------
                                       1998 (A)      1997         1996
                                       --------      ----         ----
         Florida                       $ 29.2       $180.8       $270.8

         Alabama                          4.1         39.1         21.7

         North Carolina                   4.4         32.2         41.4

         Other                            1.0         28.4         22.8
                                       ------       ------       ------
         Total                         $ 38.7       $280.5       $356.7
                                       ======       ======       ======

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

         The following table shows direct, assumed, ceded, and net earned premiums for 1998, 1997, and 1996 (in millions):

                                                YEAR ENDED DECEMBER 31
                                          -------------------------------
                                          1998 (A)      1997         1996
                                          --------      ----         ----
         Direct premiums earned            $ 48.4      $328.2       $326.9

         Assumed premiums earned              0.1        18.8         11.7

         Premiums ceded to reinsurers       (22.7)     (167.3)      (165.0)
                                           ------      ------       ------
         Net premiums earned               $ 25.8      $179.7       $173.6
                                           ======      ======       ======

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

         The $1.3 million net increase in the direct premiums earned for 1997 compared to 1996 was primarily the result of the following factors:

         - The infusion of $68.9 million of capital into RISCORP's insurance subsidiaries from RISCORP's initial public offering ("IPO") proceeds allowed the insurance subsidiaries to increase their premium writing capacity and, as a result, the Company was able to increase premiums during the last nine months of 1996 due to its expanded premium writing capabilities. Written premiums were earned pro rata over the policy periods (usually 12 months); therefore, increased premiums written during the last nine months of 1996 had a positive impact on earned premiums in 1996 and 1997.

         - Written premiums increased in the third and fourth quarters of 1996 and the first quarter of 1997 from the assumption reinsurance and loss portfolio agreements entered into by the Company and from the acquisitions made by the Company during 1996.

         - Enhanced marketing initiatives implemented by the Company after the IPO to increase the number of policies and to write accounts with larger premiums.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

           Set forth below is certain information as of December 31, 1998, concerning the Company's executive officers, continuing directors, and nominees for director.

Name                                                Position
----                                                --------
Frederick M. Dawson                       Chief Executive Officer, President and Director
Edward W. Buttner IV                      Chief Accounting Officer
Walter E. Riehemann                       Chief Investment Officer, Treasurer and Secretary
Seddon Goode, Jr.                         Director
George E. Greene III                      Director
Walter L. Revell                          Director

           Frederick M. Dawson, age 59, joined the Company in May 1997 as Chief Executive Officer, and was elected to serve as President and as a director in June 1997. Mr. Dawson holds a majority interest in The Phoenix Management Company, Ltd. ("Phoenix"), a Florida limited partnership which provides management services for the Company, and controls the operations of Phoenix as president of its general partner. Prior to joining the Company, Mr. Dawson was Chairman, President and Chief Executive Officer of Integon Life Insurance Corporation from December 1994 to July 1995 and Harcourt General Insurance Companies from August 1992 to December 1994. Mr. Dawson's previous experience includes executive positions with Beneficial Corporation from October 1980 to March 1987 and Citibank, N.A. from October 1987 to August 1992.

           Edward W. Buttner IV, age 45, has served as the Company's Chief Accounting Officer since April 1, 1998, pursuant to the Accounting Outsourcing Agreement. See "Certain Relationships and Related Transactions." Since 1997, Mr. Buttner has practiced as a Certified Public Accountant in Jacksonville, Florida, where is currently a principal of BHC, a public accounting firm. Prior to founding BHC, Mr. Buttner was employed in various capacities with Ernst & Young LLP from June 1, 1976, including as a partner from October 1, 1988 to April 3, 1992.

           Walter E. Riehemann, age 32, has served as Chief Investment Officer, Treasurer and Secretary since April 2, 1998, pursuant to the Management Agreement. See "Certain Relationships and Related Transactions." Prior to the consummation of the Asset Sale, Mr. Riehemann served as Senior Vice President, General Counsel and Secretary of the Company from October 1997. Mr. Riehemann joined the Company as Associate General Counsel in August 1995 and was promoted to Vice President, General Counsel and Secretary in June 1997. Prior to joining the Company, Mr. Riehemann was associated with the law firms of Powell, Goldstein, Frazer & Murphy, Atlanta, Georgia (1993 to 1995), Long, Aldridge & Norman, Atlanta, Georgia (1993), and Jones, Day, Reaves & Pogue, Dallas, Texas (1990 to 1993).

         Seddon Goode, Jr., age 66, served as a Director of the Company since 1996. Mr. Goode has served as President and Director of University Research Park, Inc. since 1981. From 1977 to 1984, Mr. Goode served as Chairman of First Charlotte Corporation. From 1968 to 1977, Mr. Goode served as Senior Vice President, Chief Financial Officer and Director of Interstate Securities Corporation. Mr. Goode is also a director of Trion, Inc. and is a director and chairman of Canal Industries, Inc.

         George E. Greene III, age 63, served as a Director of the Company since 1995. Mr. Greene has been a private consultant since 1994. Mr. Greene served in various management positions with Florida Power Corporation, and other subsidiaries of Florida Progress Corporation from 1962 to 1993. Mr. Greene retired from Florida Power Corporation as a Senior Vice President on January 1, 1994.

         Walter L. Revell, age 63, served as a Director with the Company since 1995. Mr. Revell has been Chairman and Chief Executive Officer of H.J. Ross Associates, Inc., a consulting, engineering, architectural and planning firm, since 1991; Chairman and Chief Executive Officer of Revell Investments International, Inc. since 1984 and was President and Chief Executive Officer of Post, Buckley, Schuh & Jernigan, Inc., a consulting, engineering, architectural and planning firm, from 1974 to 1983. Mr. Revell is also a director of St. Joe Corporation and Dycom Industries, Inc.

Section 16(a) Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the company, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no Commission Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during 1998, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements, with the exception of (i) Mr. Buttner, the Company's Chief Accounting Officer, who filed, subsequent to the due date, a Form 3 indicating that he owns no shares of Common Stock, and (ii) Phoenix, which filed as a joint filer with Dawson Managers, Inc., its general partner, subsequent to the due date, a Form 3 reporting their ownership of 1,725,000 shares of Class A Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid by the Company to the Company's Chief Executive Officer during 1998. The Company had no executive officers as of December 31, 1998, and none of the Company's other executive officers during 1998 earned more than $100,000 in salary and bonus during 1998.

                                                                                           Long-Term
                                                           Annual Compensation            Compensation
                                                       ---------------------------      ----------------
Name and                                                                                Restricted Stock           All Other
Principal Position                         Year        Salary ($)        Bonus ($)        Award(s) ($)          Compensation ($)
------------------                         ----        ----------        ---------      ----------------        ----------------
Frederick M. Dawson                        1998       $112,500(1)               --         1,725,000(2)          $1,050,000(3)
Chief Executive Officer                    1997        279,808            $525,000                --                  8,334(4)
                                           1996            --                   --                --                     --

(1) Represents payments made to Mr. Dawson from January 1, 1998 to April 1, 1998 pursuant to the terms of his employment agreement. As of the consummation of the Asset Sale, Mr. Dawson's employment agreement was terminated and Mr. Dawson received a severance payment which constituted all amounts remaining to be paid to Mr. Dawson under his employment agreement.
(2) Represents a restricted stock award for 1,725,000 of Class A Common Stock (subject to certain vesting provisions) granted pursuant to the Management Agreement dated February 18, 1998 between the Company and Phoenix. Mr. Dawson owns a majority interest in Phoenix and controls its operations as President of its general partner.
(3) Represents a severance payment paid to Mr. Dawson on April 2, 1998, which constituted all amounts remaining to be paid to Mr. Dawson under his employment agreement. In connection with this lump sum payment, Mr. Dawson's employment agreement was terminated.
(4) Represents $7,397 for temporary housing and $937 in group term life insurance premiums.

Compensation of Directors

           For the period prior to April 1, 1998, directors who were not employees of the Company were paid $40,000 annually plus $1,000 for each board meeting attended and $1,000 for each day of committee meetings attended if such meeting occurred on a day other than that of a scheduled meeting of the Board of Directors. Effective April 1, 1998, directors who are not officers of the Company were paid $60,000 annually plus $1,500 for each Board meeting attended, and $1,500 for each day of committee meetings attended if such meeting day occurred on a day other than that of a scheduled meeting of the Board of Directors. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who was an employee or officer of the Company received separate compensation for services rendered as a director.

Employment Agreement and Severance Agreements

           As a result of the Asset Sale, a change of control of the Company occurred (as defined in Mr. Dawson's employment agreement with the Company) and on April 2, 1998, Mr. Dawson received a lump sum payment of $1,050,000, which constituted all amounts remaining to be paid under his employment agreement. In connection with this lump sum payment, Mr. Dawson's employment agreement was terminated.

           At various times during the two years prior to the consummation of the Asset Sale, RISCORP Management Services, Inc., a wholly owned subsidiary of the Company ("RMS"), entered into employment agreements with certain of the Company's management employees, including the following executive officers:
Steven J. Berling, Gregory Kuzma, Stephen C. Rece and Walter E. Riehemann. Upon the consummation of the Asset Sale, Messrs. Kuzma and Rece had the right to terminate their employment agreements with RMS and receive termination benefits due to the material changes in the nature of their duties and responsibilities in connection with their continued employment with Zenith. The termination benefits for Messrs. Kuzma and Rece were three times their base salary (using 1997 salary levels, the termination benefits were $450,000 and $525,000, respectively). Each of the foregoing officers were also entitled to receive outplacement services at RMS's expense for one year following the termination of their employment. The RMS agreements between Messrs. Berling and Kuzma were assumed by Zenith and each elected to become employed by Zenith. Notwithstanding Mr. Berling's continued employment with Zenith, Mr. Berling instituted a claim against the Company asserting his right to receive severance benefits from the Company equal to three times his 1997 base salary of $225,000. The Company disputed Mr. Berling's right to receive any additional compensation from the Company under the terms of his employment agreement and the matter was submitted to binding arbitration for resolution of the issues in dispute. On February 5, 1999 the arbitrator denied Mr. Berling's claim in its entirety. In addition, Zenith has employed Messrs. Kuzma and Rece at annual salaries of $150,000 and $175,000, respectively, plus bonuses and benefits. Upon assuming the employment agreement of Mr. Kuzma, Zenith and RMS agreed to share certain costs thereunder for a period of two years. Specifically, RMS will fund 66.67% of the employer obligations under such agreement and Zenith will fund 33.33% of such obligations. Mr. Kuzma is entitled to receive a termination payment upon the termination of his employment with Zenith of up to three times his base salary.

           In connection with the consummation of the Asset Sale, Mr. Riehemann's employment with the Company was terminated and he received a lump sum payment of $450,000 from the Company pursuant to the terms of his employment agreement. Mr. Riehemann is also entitled to receive outplacement services at RMS's expense for one year following the date of his termination. The Company also paid Mr. Rece $350,000 in connection with the consummation of the Asset Sale which was 66.67% of the severance benefit he was entitled to receive pursuant to the terms of his employment agreement. Zenith agreed to assume the balance of such severance obligation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of May 31, 1999, information as to the Company's Common Stock beneficially owned by: (i) each director of the of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock.

                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)

                                                 Class A Common                  Class B Common
                                                 --------------                  --------------
                                                                                                             Percent of
Name of Beneficial Owner                    Number            Percent       Number            Percent       Common Stock
------------------------                    ------            -------       ------            -------       ------------
William D. Griffin(2)                             --             --       22,176,052           91.1%           57.5%
L. Scott Merritt(3)                               --             --        2,158,391            8.9             5.6
Blavin & Company,Inc.(4)                   1,982,000           13.9%              --             --             5.1
Chap-Cap Partners, L.P.(5)                   985,500            6.9               --             --             2.6
Seth Hamot(6)                                805,300            5.7               --             --             2.1
Thomas K. Albrecht(7)                        790,336            5.5               --             --             2.0
Peter D. Norman(8)                           790,336            5.5               --             --             2.0
Frederick M. Dawson(9)                     1,725,000           12.1               --             --             4.5
Seddon Goode, Jr                                  --             --               --             --              --
George E. Greene III                             200              *               --             --               *
Walter L. Revell                                  --             --               --             --              --
All directors and executive officers       1,725,200           12.1               --             --             4.5
    as a group
    (4 persons)(9)

----------
*Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable rules promulgated by the Securities and Exchange Commission (the "Commission") includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(2) Mr. Griffin's business address is 1830 Osprey Avenue, Suite 100A, Sarasota, Florida 34239. Mr. Griffin's shares of Class B Common Stock are owned of record by RISCORP Group Holding Company L.P. (17,268,841 shares) and William D. Griffin Family Limited Partnership (4,907,211 shares). The general partners of such limited partnerships are Gryphus Company I ("GI") and Gryphus Company II ("GII"), respectively. Mr. Griffin is the president, a director and the controlling shareholder of GI and GII. The business address of GI and GII is Bank of America Plaza, Suite 1100, 300 N. Fourth Street, Las Vegas, Nevada 89101. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Griffin would beneficially own 60.9% of the shares of Class A Common Stock. On September 18, 1997, Mr. Griffin resigned as a director of the Company and all other positions with the Company and its subsidiaries. The information herein regarding the stock ownership of Mr. Griffin, GI and GII was obtained from a Schedule 13G filed by such persons with the Commission on February 20, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Griffin, GI and GII.
(3) Mr. Merritt's business address is 4711 Meadowview Circle, Sarasota, Florida 34233. Mr. Merritt has sole voting and investment power with respect to 2,158,391 shares of Class B Common Stock as trustee of certain irrevocable trusts created by Mr. Griffin for the benefit of his children. Mr. Griffin disclaims beneficial ownership of those shares. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Merritt would have sole voting and investment power with respect to 15.5% of the shares of Class A Common Stock. The information herein regarding the stock ownership of Mr. Merritt was obtained from a Schedule 13G filed by Mr. Merritt with the Commission on February 20, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Merritt.

(4) The business address of Blavin & Company, Inc. is 29621 Northwestern Highway, Southfield, Michigan 48034. The information herein regarding the stock ownership of Blavin & Company, Inc. was obtained from a
         Schedule 13D filed by Blavin & Company, Inc. on March 27, 1998, and as amended on April 9, 1998, July 29, 1998, April 1, 1999 and May 7, 1999. The Company makes no representation as to the accuracy or completeness of the information reported regarding Blavin & Company, Inc.
(5) Chap-Cap Partners, L.P. shares voting, dispositive power and beneficial ownership with respect to 985,500 shares of Class A Common Stock with Chapman Capital L.L.C. and Robert L. Chapman, Jr. The business address of Chap-Cap Partners, L.P., Chapman Capital , L.L.C. and Mr. Chapman is 725 South Figueroa Street, 23rd Floor, Suite 2369, Los Angeles, California 90017. The information herein regarding the stock ownership of Chap-Cap Partners, L.P. was obtained from a Schedule 13D filed by Chap-Cap Partners, L.P. on March 23, 1999 and as amended on May 11, 1999. The Company makes no representation as to the accuracy or completeness of the information reported regarding Chap-Cap Partners, L.P., Chapman Capital, L.L.C. and Mr. Chapman.
(6) Mr. Hamot has sole voting and investment power with respect to 800,300 shares of Class A Common Stock and shared voting and investment power with respect to 5,000 shares of Class A Common Stock. Of the 805,300 shares beneficially owned by Mr. Hamot, 756,300 shares are owned of record by Costa Brava Partnership II Limited Partnership ("CBII") and 5,000 shares are owned by Seth W. Hamot, as custodian for Gideon B. Hamot under the Massachusetts Uniform Transfers to Minors Act ("GBH"). The general partner of CBII is Roark, Reardon & Hamot, Inc. ("RRH"). Mr. Hamot is a principal of RRH. The business address of Mr. Hamot, CBII and RRH is 121-B Tremont Street, Brighton, Massachusetts 02155. The information herein regarding the stock ownership of Mr. Hamot, GBH, CBII and RRH was obtained from a Schedule 13D filed by such persons with the Commission on September 29, 1998, and as amended on April 21, 1999. Such Schedule 13D also disclosed ownership by certain other individuals and entities who jointly filed such Schedule 13D with Mr. Hamot, GBH, CBII, and RRH of an aggregate of 213,000 shares of Class A Common Stock (or approximately 1.5% of the Class A shares outstanding), which shares are in addition to those disclosed as beneficially owned by Mr. Hamot. The Company makes no representations as to the accuracy or completeness of the information reported regarding Mr. Hamot, GBH, CBII, RRH or the other individuals and entities identified as joint filers in such Schedule 13D.
(7) Mr. Albrecht's business address is 4137 Carmichael Road, Suite 330, Montgomery, Alabama 36106. Represents shares issued to Mr. Albrecht by the Company in connection with the settlement of claims made by Mr. Albrecht against the Company.
(8) Mr. Norman's business address is 4137 Carmichael Road, Suite 330, Montgomery, Alabama 36106. Represents shares issued to Mr. Norman by the Company in connection with the settlement of claims made by Mr. Norman against the Company.
(9) Includes 1,054,167 shares of restricted stock granted to Phoenix over which Mr. Dawson has voting power, and 670,833 shares granted to Phoenix that have vested or will vest within 60 days of the date hereof and over which Mr. Dawson has voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a Management Agreement (the "Management Agreement") as of February 18, 1998, with Phoenix for the provision of various management services to the Company immediately following the consummation of the Asset Sale. Mr. Dawson owns a majority interest in Phoenix, a Florida limited partnership, and controls its operations as president of the general partner. Walter E. Riehemann owns a minority interest in Phoenix and serves as vice president and secretary of the general partner. While neither Mr. Dawson nor Mr. Riehemann continue as employees of the Company following the consummation of the Asset Sale, the Management Agreement specifically provides that Mr. Dawson will hold the titles of President and Chief Executive Officer of the Company and Mr. Riehemann will hold the titles of Chief Investment Officer, Treasurer and Secretary of the Company.

           Pursuant to the terms of the Management Agreement, Phoenix is paid $100,000 per month, plus expenses, and was granted a restricted stock award for 1,725,000 shares of Class A Common Stock (subject to certain vesting provisions) in consideration for its management services. The Management Agreement has an initial term of three years commencing immediately following the consummation of the Asset Sale, and the Company has the right to extend the term for an additional year. The Company paid Phoenix a retainer of $600,000 immediately following the consummation of the Asset Sale which will be applied by Phoenix against the fees payable by the Company during the final six months of the initial term. The restricted stock grant will vest monthly over the initial term of the Management Agreement, and Phoenix will be entitled to all rights applicable to holders of shares of Class A Common Stock with respect to all such shares from the date of grant including, without limitation, the right to receive any dividends or distributions payable on the restricted stock. Pursuant to the terms of the Management Agreement, the Company will pay Phoenix an amount which, on an after-tax basis, is sufficient to reimburse the partners of the Management Company for all taxes (exclusive of state taxes) incurred in connection with the Section 83(b) election which was filed with respect to such grant. It is currently anticipated that the amount of this payment will be approximately $2,900,000, payable in installments as the taxes are due. In the event the Management Agreement is terminated by the Company prior to the expiration of its initial term due to (i) the complete liquidation, dissolution and winding up of all of the business and affairs of the Company including, without limitation, the final distribution to all shareholders of the Company, or (ii) the final distribution to the holders of the Class A Common Stock of the Company, the vesting under the restricted stock grant will accelerate immediately prior to such event and the Company will make a lump sum payment to Phoenix equal to the unpaid balance of the amount it would have received in monthly management fees during the initial term of the Management Agreement.

           Effective April 1, 1998, the Company entered into an Accounting Outsourcing Agreement (the "Accounting Outsourcing Agreement") with Buttner Hammock & Company, P.A. ("BHC"), pursuant to which BHC provides monthly accounting, financial reporting, tax return preparation, and certain financial and tax consulting services. Under the Accounting Outsourcing Agreement, Edward Buttner has been designated as the Chief Accounting Officer for the Company and each of its subsidiaries. The term of the Accounting Outsourcing Agreement is thirty-six (36) months. In consideration for the services provided by BHC, the Company is to pay BHC a monthly fee of approximately $100,000 during 1998, 1999, and 2000, plus reasonable out-of-pocket costs. In addition, as defined in the Accounting Outsourcing Agreement, BHC may also provide certain services to the Company that are to be billed on an hourly rate basis. In connection with the execution of the Accounting Outsourcing Agreement, the Company paid BHC a retainer of $500,000 to be applied against the fees due for the final six months of the initial term of the Accounting Outsourcing Agreement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

-          Independent Auditors' Report.....................................................................................F-1
-          Consolidated Balance Sheets at December 31, 1998 and 1997........................................................F-2
-           Consolidated Statements of Operations for the Years Ended December 31, 1998,
                1997, and 1996..............................................................................................F-4
-          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                December 31, 1998, 1997, and 1996...........................................................................F-5
-          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
                1997, and 1996..............................................................................................F-6
-           Consolidated Statements of Comprehensive Income for the Years Ended
                December 31, 1998, 1997, and 1996...........................................................................F-8
-          Notes to Consolidated Financial Statements.......................................................................F-9

    2.   Financial Statement Schedules

-           I - Summary of investments - other than investments in related parties..........................................F-45
-          II - Condensed financial information of registrant...............................................................F-46
-          IV - Reinsurance.................................................................................................F-49
-          VI - Supplemental information concerning property-casualty insurance operations..................................F-50

         All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

    3.   Exhibits

         Set forth in paragraph (c) below.

(b) Reports on Form 8-K

         None.

(c) Exhibits

         The following are filed as exhibits to this report:

EXHIBIT #                DESCRIPTION
---------                -----------
3.1       -      Amended and Restated Articles of Incorporation.* (Incorporated
                 herein by reference to Exhibit 3.1 to RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996, Commission File Number
                 33-99760)
3.2       -      Bylaws.* (Incorporated herein by reference to Exhibit 3.2 to
                 RISCORP's Amendment No. 4 to Form S-1, as of February 28, 1996,
                 Commission File Number 33-99760)
4.1       -      Form of Common Stock Certificate.* (Incorporated herein by reference to Exhibit 4.1 to RISCORP's Amendment No. 4 to Form
                 S-1, as of February 28, 1996, Commission File Number 33-99760)
10.1      -      Employment and Severance Agreement, dated as of January 1,
                 1995, by and between RISCORP Management Services, Inc. and
                 William D. Griffin.* (Incorporated herein by reference to
                 Exhibit 10.31 to RISCORP's Amendment No. 4 to Form S-1, as of
                 February 28, 1996, Commissions File Number 33-99760)**
10.2      -      Form of Registration Rights Agreement dated as of February 1,
                 1996, by and among RISCORP, Inc., RISCORP Management Services,
                 Inc., and William D. Griffin*. (Incorporated herein by
                 reference to Exhibit 10.57 of RISCORP's Amendment No. 4 to Form
                 5-1, as of February 28, 1996, Commission File Number 33-99760).
10.3      -      Asset Purchase Agreement with Zenith Insurance Company dated
                 June 17, 1997* (Incorporated herein by reference to Exhibit No.
                 2.1 to RISCORP's Form 8-K, dated July 2, 1997, Commission File
                 Number 0-27462).
10.4      -      Management Agreement of RISCORP, Inc., dated February 18, 1998, by and between RISCORP, Inc. and subsidiaries and The Phoenix
                 Management Company, Ltd.* (Incorporated herein by reference to
                 Exhibit 10.83 to RISCORP's Annual Report on Form 10-K for the
                 year ended December 31, 1997, Commission File Number
                 0-27462.)**
10.6      -      Outsourcing Services Agreement, dated April 1, 1998, by and between RISCORP, Inc. and Buttner Hammock & Company, P.A.*
11        -      Statement Re Computation of Per Share Earnings.*
21        -      List of Subsidiaries of the Registrant.*
27        -      Financial Data Schedule (for SEC use only).*
28.1      -      Information from Reports Furnished to State Insurance
                 Regulatory Authorities.* (Incorporated herein by reference to
                 Exhibit 28.1 1.1 to RISCORP's Amendment No. 4 to Form S-1, as
                 of February 28, 1996, Commission File Number 33-99760)


* Previously filed.
**Management contract or executive compensation plan or arrangement.

SIGNATURES

           Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 2nd day of June 1999.

                                    RISCORP, INC.

                                    By:  /s/ Frederick M. Dawson
                                       -----------------------------------------
                                         Frederick M. Dawson
                                         President and Chief Executive Officer


           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K/A REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                 TITLE                                      DATE
---------                                 -----                                      ----
/s/ Frederick M. Dawson
-------------------------------
Frederick M. Dawson                       President, Chief Executive             June 2, 1999
                                          Officer and Director
                                          (principal executive officer)

/s/ Edward W. Buttner IV
-------------------------------
Edward W. Buttner IV                      Chief Accounting Officer               June 2, 1999



/s/ Seddon Goode, Jr.
-------------------------------
Seddon Goode, Jr.                         Director                               June 2, 1999



/s/ George E. Greene III
-------------------------------
George E. Greene III                      Director                               June 2, 1999



/s/ Walter L. Revell
-------------------------------
Walter L. Revell                          Director                               June 2, 1999

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



/s/ KPMG LLP

Fort Lauderdale, Florida
March 5, 1999, except as to
Notes 1(b) and 20, which
are as of March 19, 1999

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 DECEMBER 31
                                                                           -----------------------
                                                                             1998          1997
                                                                           --------      --------
                                     ASSETS

Investments:
   Fixed maturities available for sale, at fair value (amortized cost
      $6,666 in 1998 and $142,876 in 1997)                                 $  6,716      $145,571
   Fixed maturities available for sale, at fair value (amortized cost
      $9,047 in 1998 and $53,437 in 1997)--restricted                         9,264        53,820
   Fixed maturities held to maturity, at amortized cost (fair value
     $24,347 in 1997)                                                            --        24,090
                                                                           --------      --------
      Total investments                                                      15,980       223,481



Cash and cash equivalents                                                     6,864        16,858
Cash and cash equivalents--restricted                                        14,842        13,295
Receivable from Zenith                                                       49,933            --
Premiums receivable, net                                                         --       100,183
Accounts receivable--other                                                    7,674        16,720
Recoverable from Florida Special Disability Trust Fund                           --        45,211
Reinsurance recoverables                                                         --       184,251
Prepaid reinsurance premiums                                                     --        29,982
Prepaid managed care fees                                                        --         8,420
Accrued reinsurance commissions                                                  --        37,188
Income taxes recoverable                                                     17,277            --
Deferred income taxes                                                         3,141        22,120
Property and equipment, net                                                     337        26,665
Goodwill                                                                         --        15,286
Other assets                                                                  7,345         9,990
                                                                           --------      --------

   Total assets                                                            $123,393      $749,650
                                                                           ========      ========






See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                    DECEMBER 31
                                                                             -------------------------
                                                                               1998             1997
                                                                             ---------       ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Losses and loss adjustment expenses                                       $      --       $ 437,038
   Unearned premiums                                                                --          56,324
   Notes payable of parent company                                                  --          15,000
   Notes payable of subsidiaries                                                    --             609
   Deposit balances payable                                                         --           5,512
   Accrued expenses and other liabilities                                       27,827          65,885
   Net assets in excess of cost of business acquired                                --           5,749
                                                                             ---------       ---------
                                                                                27,827         586,117
                                                                             ---------       ---------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized;
       shares issued:  14,258,671 and 11,855,917 in 1998 and 1997,
       respectively                                                                143             120
   Class B Common Stock, $.01 par value, 100,000,000 shares authorized;
       24,334,443 shares issued and outstanding                                    243             243
   Preferred Stock, $.01 par value, 10,000,000 shares authorized; none
       issued or outstanding                                                        --              --
   Additional paid-in capital                                                  140,688         135,974
   Retained earnings (deficit)                                                 (45,680)         25,195
   Treasury Class A Common Stock--at cost, 112,582 shares                           (1)             (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                          173           2,002
                                                                             ---------       ---------
        Total shareholders' equity                                              95,566         163,533
                                                                             ---------       ---------

         Total liabilities and shareholders' equity                          $ 123,393       $ 749,650
                                                                             =========       =========








See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                         YEAR ENDED DECEMBER 31
                                                             -----------------------------------------------
                                                                  1998              1997             1996
                                                             ------------       -----------      -----------
Revenues:
    Premiums earned                                          $     25,819       $   179,729      $   173,557
    Fees and other income                                           5,906            20,369           31,733
    Net realized gains                                              4,280             1,546              105
    Net investment income                                           7,103            16,447           12,194
                                                             ------------       -----------      -----------
        Total revenues                                             43,108           218,091          217,589
                                                             ------------       -----------      -----------

Expenses:
    Losses and loss adjustment expenses                            24,016           104,052          114,093
    Unallocated loss adjustment expenses                            2,561            19,311           12,916
    Commissions and general and administrative expenses            34,191            70,800           65,685
    Interest                                                          676             1,919            2,795
    Depreciation and amortization                                   2,736             7,423           11,500
                                                             ------------       -----------      -----------
        Total expenses                                             64,180           203,505          206,989
                                                             ------------       -----------      -----------

Income (loss) from operations                                     (21,072)           14,586           10,600
Loss on sale of net assets to Zenith                              (47,747)               --               --
                                                             ------------       -----------      -----------

Income (loss) before income taxes                                 (68,819)           14,586           10,600
Income taxes                                                        2,056             7,300            8,202
                                                             ------------       -----------      -----------
        Net income (loss)                                    $    (70,875)      $     7,286      $     2,398
                                                             ============       ===========      ===========

Per share data:
    Net income (loss) per common share-basic                 $      (1.91)      $      0.20      $      0.07
                                                             ============       ===========      ===========

    Net income (loss) per common share-diluted               $      (1.91)      $      0.20      $      0.07
                                                             ============       ===========      ===========


Weighted average common shares outstanding                     37,011,864        36,891,864       34,647,986
                                                             ============       ===========      ===========

Weighted average common shares and common share
  equivalents outstanding                                      37,011,864        37,115,672       36,405,588
                                                             ============       ===========      ===========









See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                      YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                      --------------------------------------------
                                                                       (IN THOUSANDS)

                                                                           NET
                                     CLASS A    CLASS B   ADDITIONAL   UNREALIZED                 RETAINED               TOTAL
                                      COMMON     COMMON     PAID-IN     GAINS ON     UNEARNED     EARNINGS    TREASURY SHAREHOLDERS'
                                      STOCK      STOCK     CAPITAL     INVESTMENTS COMPENSATION   (DEFICIT)    STOCK     EQUITY
                                    --------    -------   ----------  ------------ ------------   ---------   -------  ------------

Balance, January 1, 1996             $  --      $ 281      $     349      $   510      $(215)     $ 15,232      $--      $  16,157

Net income                              --         --             --           --         --         2,398       --          2,398

Issuance of common stock                72         --        125,789           --         --            --       --        125,861

Conversion of common stock              38        (38)            --           --         --            --       --             --

Stock options exercised                  2         --             63           --         --            --       --             65

Issuance of common stock for
   acquisitions                          8         --         10,891           --         --            --       --         10,899

Change in unearned compensation         --         --            721           --       (331)           --       --            390

Change in net unrealized gains
   on investments                       --         --             --        1,259         --            --       --          1,259

Other                                   --         --             --           --         --           279       --            279
                                     -----      -----      ---------      -------      -----      --------      ---      ---------

BALANCE, DECEMBER 31, 1996             120        243        137,813        1,769       (546)       17,909       --        157,308

Net income                              --         --             --           --         --         7,286       --          7,286

Purchase of treasury stock              --         --              1           --         --            --       (1)            --

Change in unearned compensation         --         --         (1,840)          --        546            --       --         (1,294)

Change in net unrealized gains on
   investments                          --         --             --          233         --            --       --            233
                                     -----      -----      ---------      -------      -----      --------      ---      ---------

BALANCE, DECEMBER 31, 1997             120        243        135,974        2,002         --        25,195       (1)       163,533

Net loss                                --         --             --           --         --       (70,875)      --        (70,875)

Issuance of common stock                26         --          4,714           --         --            --       --          4,740

Change in net unrealized gains
   on investments                       --         --             --       (1,829)        --            --       --         (1,829)

Other adjustments                       (3)        --             --           --         --            --       --             (3)
                                     -----      -----      ---------      -------      -----      --------      ---      ---------

BALANCE, DECEMBER 31, 1998           $ 143      $ 243      $ 140,688      $   173      $  --      $(45,680)     $(1)     $  95,566
                                     =====      =====      =========      =======      =====      ========      ===      =========






See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                YEAR ENDED DECEMBER 31
                                                                       --------------------------------------
                                                                         1998           1997           1996
                                                                       --------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                   $(70,875)     $   7,286      $   2,398
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                       2,736          7,423         11,500
      Loss on sale of net assets to Zenith                               47,747             --             --
      Loss (gain) on disposal of property and equipment                     (99)           291            294
      Net realized gain on sale of investments                           (4,280)        (1,545)          (140)
      Gain on sale of personal residence                                     (1)            --             --
      Net amortization of discounts on investments                          166             14            174
      Issuance of RISCORP, Inc. stock                                     4,740             --             --
      Other                                                               1,181             --             --
      Change in:
         Premiums receivable, net                                        16,627         22,026        (24,275)
         Accounts receivable--other                                      (1,558)        (5,104)       (11,676)
         Recoverable from Florida State Disability Trust Fund, net          659          4,295          2,331
         Reinsurance recoverables                                       (30,051)        (3,553)       (76,971)
         Prepaid reinsurance premiums                                     8,301         19,807        (27,908)
         Prepaid managed care fees                                        2,238         23,537        (15,589)
         Accrued reinsurance commissions                                 (1,481)       (16,770)       (12,870)
         Income taxes recoverable                                       (17,277)            --             --
         Deferred income taxes                                           20,181            431         (8,448)
         Other assets                                                       495         (3,249)        21,026
         Losses and loss adjustment expenses                             25,253        (21,502)       106,484
         Unearned premiums                                              (13,147)       (46,280)        30,891
         Accounts payable--related party                                     --         (1,171)           171
         Accounts and notes receivable--related party                        --             --         10,754
         Accrued expenses and other liabilities                         (29,140)        (8,880)        19,909
                                                                       --------      ---------      ---------
             Net cash provided by (used in) operating activities        (37,585)       (22,944)        28,055
                                                                       --------      ---------      ---------

Cash flows from investing activities:
   Proceeds from:
      Sale of fixed maturities--available for sale                       80,404        110,299         88,900
      Maturities of fixed maturities--available for sale                  6,129         20,243          6,295
      Maturities of fixed maturities--held to maturity                    6,000          1,885          4,400
      Sale of equity securities                                           1,324          4,284            732
      Sale of equipment                                                     255            158            532
      Sale of personal residence                                            436             --             --
   Purchase of:
      Fixed maturities--available for sale                              (69,215)      (100,499)      (191,153)
      Fixed maturities--held to maturity                                 (5,874)        (1,237)        (2,452)
      Equity securities                                                      --           (637)        (3,952)
      Property and equipment                                               (971)        (4,477)       (13,215)
      Personal residence                                                   (435)            --             --
      Cash received from Zenith for sale of net assets                   35,000             --             --

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          YEAR ENDED DECEMBER 31
                                                                                 -------------------------------------
                                                                                   1998          1997           1996
                                                                                 --------      --------      ---------
Cash flows from investing activities (continued):
  Purchase (net of cash acquired) of:
    Cash and investments not yet transferred to Zenith                              7,404            --             --
    CompSource and Insura                                                              --            --        (10,733)
    Atlas Insurance Company                                                            --            --         (5,573)
    NARM                                                                               --            --          2,717
    Virginia Funds                                                                     --            --          1,300
    IAA                                                                                --            --            282
    RISC                                                                               --            --           (538)
    Maryland NARM Fund                                                                 --           134             --
                                                                                 --------      --------      ---------
     Net cash provided by (used in) investing activities                           60,457        30,153       (122,458)
                                                                                 --------      --------      ---------

Cash flows from financing activities:
   Increase (decrease) in deposit balances payable                                 (1,598)          725            968
   Decrease (increase) in unearned compensation                                        --           546           (331)
   Transfer of cash and cash equivalents to restricted balances                   (30,856)      (13,295)            --
   Purchase of treasury stock subject to put options                                   --        (2,100)            --
   Principal repayments of notes payable                                             (412)         (694)       (30,202)
   Proceeds of initial offering of common stock                                        --            --        127,908
   Stock options exercised                                                             --            --             65
   Other, net                                                                          --        (1,840)        (1,046)
                                                                                 --------      --------      ---------
       Net cash provided by (used in) financing activities                        (32,866)      (16,658)        97,362
                                                                                 --------      --------      ---------


Net increase (decrease) in cash and cash equivalents                               (9,994)       (9,449)         2,959
Cash and cash equivalents, beginning of year                                       16,858        26,307         23,348
                                                                                 --------      --------      ---------
Cash and cash equivalents, end of year                                           $  6,864      $ 16,858      $  26,307
                                                                                 ========      ========      =========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                     $    493      $  1,928      $   3,689
                                                                                 ========      ========      =========
    Income taxes                                                                 $  2,341      $  6,566      $  15,127
                                                                                 ========      ========      =========

Supplemental schedule of noncash investing and financing activities:

  As of April 1, 1998, the Company sold substantially all of its insurance assets and transferred certain liabilities to Zenith. In conjunction with the sale and transfer, a $49,933 receivable from Zenith was recorded as of December 31, 1998 [see Note 1(b)]








See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                          YEAR ENDED DECEMBER 31
                                                                   ---------------------------------
                                                                       1998         1997        1996
                                                                   --------      -------      ------

Net income (loss)                                                  $(70,875)     $ 7,286      $2,398
                                                                   --------      -------      ------

Other comprehensive income (loss), before income taxes:
   Unrealized gains (losses) on securities available for sale:
     Unrealized holding gains (losses) arising during year              194       (2,392)      2,044
Income tax expense (benefit) related to items of other
  comprehensive income (loss)                                            68         (837)        696
                                                                   --------      -------      ------
Other comprehensive income (loss), net of income taxes                  126       (1,555)      1,348
                                                                   --------      -------      ------

Total comprehensive income (loss)                                  $(70,749)     $ 5,731      $3,746
                                                                   ========      =======      ======





























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

          The Proposed Business Balance Sheet, as of April 1, 1998, indicated RISCORP's calculation of its proposal of the final purchase price to be approximately $141 million, calculated as follows:

       TRANSFERRED ASSETS
       Investments:
          Fixed maturities available for sale, at fair value
             (amortized cost $112,937,628)                                                        $115,535,609
          Fixed maturities available for sale, at fair value
             (amortized cost $59,447,736)--restricted                                               59,843,713
          Fixed maturities held to maturity, at amortized cost
             (fair value $14,602,160)                                                               14,437,092
                                                                                                  ------------
             Total investments                                                                     189,816,414

       Cash and cash equivalents                                                                    15,167,683
       Cash and cash equivalents--restricted                                                        14,141,010
       Premiums receivable, net                                                                     83,556,333
       Accounts receivable--other, net                                                              10,603,762
       Recoverable from Florida Special Disability Trust Fund                                       44,552,000
       Reinsurance recoverables                                                                    213,667,000
       Prepaid reinsurance premiums                                                                 21,680,084
       Prepaid managed care fees                                                                     6,182,364
       Accrued reinsurance commissions                                                              38,669,647
       Property and equipment, net                                                                  25,221,907
       Goodwill                                                                                     14,068,754
       Other assets                                                                                  2,134,412
                                                                                                  ------------

       Total assets transferred to Zenith Insurance Company                                       $679,461,370
                                                                                                  ============
       TRANSFERRED LIABILITIES
       Losses and loss adjustment expenses                                                         $461,656,421
       Unearned premiums                                                                             43,177,363
       Notes payable of parent company                                                               15,000,000
       Notes payable of subsidiaries                                                                    197,018
       Deposit balances payable                                                                       3,913,334
       Accrued expenses and other liabilities                                                         8,918,875
       Net assets in excess of cost of business acquired                                              5,543,563
          Total liabilities assumed by Zenith Insurance Company                                    $538,406,574
                                                                                                  ------------

       Excess of assets transferred over liabilities assumed                                       $141,054,796
                                                                                                   ============

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

       Excess of assets transferred over liabilities assumed at April 1, 1998                      $141,054,796
                                                                                                   ------------
       Less:    Payment of minimum purchase price made by Zenith on
                   April 2, 1998                                                  $35,000,000
                Cash and securities not yet transferred to Zenith                   7,403,679
                Subsequent agreed-upon adjustments                                    971,323
                Adjustment determined by the Independent Expert                    47,747,097        91,122,099
                                                                                  ------------     ------------
       Receivable from Zenith as of December 31, 1998                                              $ 49,932,697
                                                                                                   ============


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

       (C) INITIAL PUBLIC OFFERING OF COMMON STOCK

          On February 29, 1996, RISCORP completed an Initial Public Offering ("IPO") of common stock with the issuance of 10.935 million shares of Class A Common Stock. Of the shares offered, 7.2 million shares were sold by RISCORP and
3.735 million shares were sold by the majority shareholder of RISCORP. The following table summarizes certain IPO information:

                                                        PRICE             UNDERWRITING
                                        NUMBER        PER SHARE           DISCOUNTS AND               NET
            SHARES SOLD BY            OF SHARES       TO PUBLIC            COMMISSIONS              PROCEEDS
            --------------           -----------      ----------          -------------           ------------

              RISCORP                 7,200,000           $19              $ 8,892,000            $127,908,000
              Shareholder             3,735,000           $19                4,612,725              66,352,275
                                     ----------                            -----------            ------------
              Total                  10,935,000                            $13,504,725            $194,260,275
                                     ==========                            ===========            ============

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

          The components of the weighted average shares used in the EPS calculations are summarized as follows:

                                                          1998           1997           1996
                                                      ----------     ----------     ----------
              Average outstanding shares used for
                  calculating basic EPS               37,011,864     36,891,864     34,647,986
              Effect of stock options                         --        223,808      1,757,602
                                                      ----------     ----------     ----------
              Average outstanding shares used for
                  calculating diluted EPS             37,011,864     37,115,672     36,405,588
                                                      ==========     ==========     ==========

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

      (R) RESTRUCTURING CHARGES

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

(5)   INVESTMENTS

      Investments (including restricted investments) included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                  COST OR       GROSS        GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED    ESTIMATED
                                                   COST         GAINS       LOSSES       FAIR VALUE
                                                ---------     ----------   ----------    ---------
DECEMBER 31, 1998:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations             $ 13,681        $  219        $--        $ 13,900
         Corporate obligations                      2,032            48         --           2,080
                                                 --------        ------        ---        --------
               Total investments                 $ 15,713        $  267        $--        $ 15,980
                                                 ========        ======        ===        ========

   Available for sale:
      Unrestricted                               $  6,666        $   50        $--        $  6,716
      Restricted                                    9,047           217         --           9,264
                                                 --------        ------        ---        --------
               Total                             $ 15,713        $  267        $--        $ 15,980
                                                 ========        ======        ===        ========

DECEMBER 31, 1997:
   Available for sale:
      Fixed maturity securities:
         Municipal government obligations        $ 58,294        $  718        $ 2        $ 59,010
         U.S. government obligations               38,065         1,193         10          39,248
         Corporate obligations                     88,102         1,119         22          89,199
         Mortgage backed securities                 1,932            36         --           1,968
         Asset backed securities                    9,920            49          3           9,966
                                                 --------        ------        ---        --------
               Total available for sale           196,313         3,115         37         199,391
                                                 --------        ------        ---        --------

   Held to maturity:
      Fixed maturity securities:
         U.S. government obligations               18,434           204          9          18,629
         Municipal government obligations           4,186            62         --           4,248
         Certificates of deposit                    1,470            --         --           1,470
                                                 --------        ------        ---        --------
               Total held to maturity              24,090           266          9          24,347
                                                 --------        ------        ---        --------
               Total investments                 $220,403        $3,381        $46        $223,738
                                                 ========        ======        ===        ========

   Available for sale:
      Unrestricted                               $142,876        $2,732        $37        $145,571
      Restricted                                   53,437           383         --          53,820
                                                 --------        ------        ---        --------
               Total                             $196,313        $3,115        $37        $199,391
                                                 ========        ======        ===        ========


         The fair values of investments (including restricted investments) at December 31, 1998 and 1997 were determined using independent pricing services.

         The amortized cost and estimated fair value of fixed maturities (including restricted investments) by contractual maturity, as of December 31, 1998, are summarized as follows (in thousands):

                                                         AVAILABLE FOR SALE
                                                      -------------------------
                                                      AMORTIZED      ESTIMATED
                                                         COST        FAIR VALUE
                                                      ---------      ----------
             Due in 1999                               $  8,195       $  8,227
             Due in 2000 to 2003                          7,020          7,205
             Due in 2004 to 2008                            498            548
                                                       --------       --------

             Total                                     $ 15,713       $ 15,980
                                                       ========       ========

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

         Gross realized gains and gross realized losses from the sale of investments for 1998, 1997, and 1996 are summarized in the following table and were reported in net investment income in the accompanying consolidated statements of operations (in thousands):

                                        1998            1997          1996
                                      -------         -------         -----
         Gross realized gains         $ 4,348         $ 1,770         $ 178
         Gross realized losses            (68)           (224)          (73)
                                      -------         -------         -----
         Net realized gains           $ 4,280         $ 1,546         $ 105
                                      =======         =======         =====

         As more fully described in Note 1(b), a gross realized gain of $2.9 million and a gross realized loss of $0.1 million relating to securities that were transferred to Zenith in connection with the Asset Purchase Agreement were included in the foregoing 1998 net realized gains.

         The following table summarizes the components of net investment income for 1998, 1997, and 1996 (in thousands):

                                                        1998             1997             1996
                                                     --------         --------         --------

         Fixed maturities                            $  3,733         $ 13,815         $ 10,444
         Equity securities                               (166)             469              547
         Cash and cash equivalents                      1,633            2,516            1,700
         Zenith receivable and other accounts
            receivable                                  2,080               --               --
                                                     --------         --------         --------
                                                        7,280           16,800           12,691
         Investment expenses                             (177)            (353)            (497)
                                                     --------         --------         --------

         Net investment income                       $  7,103         $ 16,447         $ 12,194
                                                     ========         ========         ========

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

         The carrying value of the Company's investments in excess of 10 percent of RISCORP's shareholders' equity at December 31, 1998 and 1997, aggregated by issuer and excluding investments issued or guaranteed by the United States, consisted of the following (in thousands):

                                                            1998                 1997
                                                        -------------          ---------

             Fixed maturities - State of Florida        $           -          $ 20,980
                                                        =============          ========


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

         The activity in the liability for losses and loss adjustment expenses for 1998, 1997, and 1996, is summarized as follows (in thousands):

                                                                            1998              1997              1996
                                                                         ---------         ---------         ---------

         Gross liability for losses and loss adjustment expenses,
           beginning of year                                             $ 437,038         $ 458,239         $ 261,700
         Reinsurance recoverables                                         (184,251)         (180,698)         (100,675)
         SDTF recoverables                                                 (45,211)          (49,505)          (51,836)
         Prepaid managed care fees                                          (8,420)          (31,958)          (16,369)
                                                                         ---------         ---------         ---------
         Net balance at January 1                                          199,156           196,078            92,820
                                                                         ---------         ---------         ---------

         Assumed during the year from loss portfolio transfers
           and acquisitions                                                     --                --            88,212
                                                                         ---------         ---------         ---------

         Incurred losses and loss adjustment expenses related to:
           Current year                                                     14,860           125,764           123,986
           Prior years                                                      11,717            (2,401)            3,023
                                                                         ---------         ---------         ---------
           Total incurred losses and loss adjustment expenses               26,577           123,363           127,009
                                                                         ---------         ---------         ---------


         Paid related to:
           Current year                                                      1,717            45,646            56,088
           Prior years                                                      26,760            74,639            55,875
                                                                         ---------         ---------         ---------
           Total paid                                                       28,477           120,285           111,963
                                                                         ---------         ---------         ---------
         Net balance at December 31                                        197,256           199,156           196,078

                                                                            1998             1997            1996
                                                                         ---------         --------        --------

         Plus reinsurance recoverables                                     214,302          184,251         180,698
         Plus SDTF recoverables                                             44,552           45,211          49,505
         Plus prepaid managed care fees                                      6,182            8,420          31,958
                                                                         ---------         --------        --------
         Gross liability at December 31                                    462,292          437,038         458,239

         Gross liability for losses and loss adjustment expenses
           transferred to Zenith [see Note 1(b)]                          (462,292)              --              --
                                                                         ---------         --------        --------

         Gross liability for losses and loss adjustment expenses,
           at December 31                                                $      --         $437,038        $458,239
                                                                         =========         ========        ========


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


(8)      REINSURANCE

         The Company was involved in the cession of insurance to certain unaffiliated insurance and reinsurance companies under specific excess-of-loss and quota-share reinsurance contracts. The amounts by which certain financial statement balances have been reduced as a result of these reinsurance contracts as of and for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                                      1998            1997            1996
                                                                    --------        --------        --------

         Premiums written                                           $ 16,785        $143,983        $192,528
         Premiums earned                                              24,420         167,274         165,022
         Ceded losses and loss adjustment expenses                    47,667          73,868         153,200
         Liabilities for losses and loss adjustment expenses         645,892         183,150         180,698
         Unearned premiums                                            61,384          25,842          49,788

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


(10)     INCOME TAXES

         The components of income taxes for 1998, 1997, and 1996 are summarized as follows (in thousands):

                                              1998           1997            1996
                                            --------         ------        --------
         Current:
              Federal                       $(19,165)        $6,197        $ 17,919
              State                            1,040            798           2,280
                                            --------         ------        --------
                  Total current              (18,125)         6,995          20,199
                                            --------         ------        --------
         Deferred:
              Federal                         20,181            305         (12,126)
              State                               --             --             129
                                                             ------        --------
                  Total deferred              20,181            305         (11,997)
                                            --------         ------        --------
                  Total income taxes        $  2,056         $7,300        $  8,202
                                            ========         ======        ========

      The differences between taxes computed at the statutory rates and recorded income tax expense for 1998, 1997, and 1996 are summarized as follows (in thousands):

                                                            1998            1997            1996
                                                          --------         -------         -------

         Computed "expected" tax expense (benefit)        $(24,087)        $ 5,105         $ 3,710
         State taxes in excess of federal benefit              807             519           1,336
         Non-taxable income                                   (231)         (1,188)           (982)
         Goodwill and other amortization                     3,339             801           2,437
         Valuation allowance                                21,168             412              --
         Fines and penalties                                     6              64             543
         Amounts related to prior years                         --              --             980
         Other                                               1,054           1,587             178
                                                          --------         -------         -------
            Income tax expense                            $  2,056         $ 7,300         $ 8,202
                                                          ========         =======         =======

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                                     DECEMBER 31
                                                                              ----------------------
                                                                               1998           1997
                                                                              -------        -------
         Deferred tax assets:
           Net operating losses                                               $17,479        $    --
           Accrued litigation settlement costs                                  5,415          4,550
           Accrued employee benefits                                              224            575
           Unearned premiums                                                       --          2,132
           Discount on reserve for losses and loss adjustment expenses             --         14,160
           Bad debts                                                               --          2,450
           Deferred policy acquisition costs                                       --            422
           Other                                                                1,603            811
                                                                              -------        -------
              Gross deferred tax assets                                        24,721         25,100
                                                                              -------        -------

         Deferred tax liabilities:
           Unrealized gains on investments                                         --          1,077
           Depreciation                                                            --            645
           Other                                                                   --            846
           Gross deferred tax liabilities                                          --          2,568

                                                                              -------        -------
              Net deferred tax assets before valuation allowance               24,721         22,532
              Valuation allowance                                              21,580            412
                                                                              -------        -------
              Net deferred tax asset                                          $ 3,141        $22,120
                                                                              =======        =======

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


(11)  NOTES PAYABLE

      A December 31, 1997, notes payable are summarized as follows (in thousands):

           Subordinated notes to AmRe, a quota-share reinsurer, bearing interest
                at 12%; matures December 31, 2002                                              $ 15,000

           Note payable from acquisition of subsidiary, with implicit interest rate
                of 9.76% computed on the payment stream; matured November 9, 1998                   330

           Term loan, implicit interest rate of 12% computed on the payment stream;
                matured January 1, 1999                                                             279
                                                                                               --------

            Total                                                                              $ 15,609
                                                                                               ========

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

         The combined statutory surplus as of December 31, 1998 and 1997, and the combined statutory net income for 1998, 1997, and 1996, for RISCORP's insurance subsidiaries, were as follows (in thousands):

                             1998           1997           1996
                           --------        -------        -------

         Surplus           $156,480        $96,280        $90,639
         Net income          14,672         11,042         13,980

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

         At December 31, 1998, the Company had no stock options outstanding. A summary of the status of RISCORP's stock option plan as of and for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                   1998                           1997                        1996
                                        --------------------------     -------------------------    ------------------------
                                                       WEIGHTED                     WEIGHTED                    WEIGHTED
                                                       AVERAGE                       AVERAGE                     AVERAGE
         OPTIONS                        SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES   EXERCISE PRICE
         -------                        ------      --------------     ------     --------------     ------   --------------

   Outstanding, beginning of year        2,533,326     $ 4.43          3,078,779     $3.67         2,556,557     $3.96
   Granted                                       -          -          2,533,326      4.43         1,572,538      6.84
   Exercised                                     -          -                  -         -           (17,999)     3.61
   Canceled                             (2,533,326)      4.43         (3,078,779)     3.67        (1,032,317)     9.22
                                        ----------     ------         ----------     -----        ----------     -----

     Outstanding, end of year                    -     $    -          2,533,326     $4.43         3,078,779     $3.67
                                        ==========     ======         ==========     =====        ==========     =====

     Options exercisable at end of year          -          -          1,085,711     $6.67           731,849     $2.08
                                        ==========     ======         ==========     =====        ==========     =====
     Weighted average fair value of
         options granted during
         the year                                $      -                       $1.92                      $5.44
                                                 ========                       =====                      =====


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


                                                                       1998          1997          1996
                                                                   ------------  ------------  ------------
           Net income (loss)             - as reported             $ (70,875)     $ 7,286        $ 2,398
                                         - pro forma                 (70,875)       5,286          1,933
           Net income (loss) per
              common share-diluted       - as reported                (1.91)         0.20           0.07
                                         - pro forma                  (1.91)         0.14           0.06


(14)  PROPERTY AND EQUIPMENT

      The components of the property and equipment at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                                        DECEMBER 31
                                                                 ESTIMATED     ---------------------------
                                                                USEFUL LIFE       1998             1997
                                                                -----------    -----------    -------------
           Furniture and equipment                               3-7 years     $      358        $ 16,542


           Building                                               39 years              -           8,084
           Leasehold improvements                               5-10 years              9           4,810
           Software                                                3 years             81           6,758
           Land                                                                         -           1,200
                                                                               ----------        --------
                                                                                      448          37,394
           Less accumulated depreciation and
              amortization                                                            111          10,729
                                                                               ----------        --------

           Net carrying amount                                                 $      337        $ 26,665
                                                                               ==========        ========

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


(15)  LEASES

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through 2001, with renewal options available for certain leases. Total rental expense for 1998, 1997, and 1996 was $0.2 million, $1.7 million, and $1.3 million, respectively. At December 31, 1998, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

                  YEAR                                             ANNUAL RENTAL
                  ----                                             -------------
                  1999                                                $  218
                  2000                                                   184
                  2001                                                     8
                                                                      ------

                  Total                                               $  410
                                                                      ======


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


(18)  BAD DEBT ALLOWANCE

      The following table summarizes activity in the bad debt allowance account for premiums receivable for 1998, 1997, and 1996 (in thousands):


                                                              1998         1997         1996
                                                            -------     --------     --------
           Balance at beginning of year                     $ 7,000     $ 17,000     $  5,899
           Allowance acquired from acquisition                   --           --          782
           Addition (reduction) to allowance                 (1,100)       4,374       31,424
           Recoveries (write-offs) against allowance            100      (14,374)     (21,105)
           Balance transferred to Zenith [see Note 1(b)]     (6,000)          --           --
                                                            -------     --------     --------
           Balance at end of year                           $    --     $  7,000     $ 17,000
                                                            =======     ========     ========

       Premiums receivable included in the accompanying December 31, 1997 consolidated balance sheet are summarized as follows (in thousands):

Commercial accounts, including final
    premium audit adjustments           $  29,612
Loss sensitive contracts                   68,804
NCCI pool accounts                          6,987
Other                                       1,780
                                        ---------
                                          107,183
Less bad debt allowance                    (7,000)

Premiums receivable, net                $ 100,183
                                        =========

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

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                         RISCORP, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998
                                 (in thousands)


                                                  MARKET
TYPE OF INVESTMENT                       COST      VALUE
------------------                     -------    -------
Available for sale:
     Fixed maturity securities:
        U.S. government obligations    $13,681    $13,900
        Corporate obligations            2,032      2,080
                                       -------    -------
           Total available for sale    $15,713    $15,980
                                       =======    =======

Available for sale:
     Unrestricted                      $ 6,666    $ 6,716
     Restricted                          9,047      9,264
                                       -------    -------
           Total                       $15,713    $15,980
                                       =======    =======






See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, INC. (PARENT COMPANY ONLY)
                                 (in thousands)




                                                             DECEMBER 31
                                                      -----------------------
                                                         1998          1997
                                                      ---------     ---------
                             ASSETS

Investments at fair value (cost $4,635 and $1,000)    $   4,636     $   1,000
Cash and cash equivalents                                 1,140        (1,152)
Cash and cash equivalents - restricted                   10,000          --
Investment in wholly-owned subsidiaries                 148,357       172,463
Surplus note receivable from subsidiary                  13,000        13,000
Other assets                                             18,840        28,145
                                                      ---------     ---------
     Total assets                                     $ 195,973     $ 213,456
                                                      =========     =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                       $      --     $  15,000
  Accrued expenses and other liabilities                 38,572        34,923
  Payable to affiliates                                  61,835            --
                                                      ---------     ---------
    Total liabilities                                   100,407        49,923
                                                      ---------     ---------

Shareholders' equity:
  Common stock                                              386           362
  Additional paid-in capital                            140,688       135,975
  Net unrealized gains on investments                       173         2,002
  Retained earnings (deficit)                           (45,680)       25,195
  Treasury stock at cost                                     (1)           (1)
                                                      ---------     ---------
      Total shareholders' equity                         95,566       163,533
                                                      ---------     ---------

      Total liabilities and shareholders' equity      $ 195,973     $ 213,456
                                                      =========     =========


See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                       RISCORP, INC. (PARENT COMPANY ONLY)
                                 (in thousands)


                                                       YEAR ENDED DECEMBER 31
                                                 ----------------------------------
                                                   1998         1997        1996
                                                 --------     --------     --------
Revenues:
      Net investment income                      $  2,681     $    517     $  2,590
      Dividend income                                  --        3,446       18,335
      Other income                                    146           --            3
                                                 --------     --------     --------
          Total revenue                             2,827        3,963       20,928
                                                 --------     --------     --------

Expenses:
      General and administrative expenses          10,871       16,421        1,995
      Interest expense                                641        1,800        2,234
      Depreciation and amortization                   359          857        3,830
                                                 --------     --------     --------
          Total expenses                           11,871       19,078        8,059
                                                 --------     --------     --------

Income (loss) from operations                      (9,044)     (15,115)      12,869

Loss on sale of net assets to Zenith              (47,747)          --           --
                                                 --------     --------     --------

Income (loss) before equity in income or loss
  of subsidiaries and income taxes                (56,791)     (15,115)      12,869

Equity in income (loss) of subsidiaries           (20,322)      20,935      (11,428)
                                                 --------     --------     --------

Income (loss) before income taxes                 (77,113)       5,820        1,441
Income tax benefit                                 (6,238)      (1,466)        (957)
                                                 --------     --------     --------

      Net income (loss)                          $(70,875)    $  7,286     $  2,398
                                                 ========     ========     ========




See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF CASH FLOW

                       RISCORP, INC. (PARENT COMPANY ONLY)
                                 (in thousands)

                                                                                 YEAR ENDED DECEMBER 31
                                                                          -----------------------------------
                                                                            1998         1997          1996
                                                                          --------     --------     ---------
Cash flows from operating activities:
   Net income (loss)                                                      $(70,875)    $  7,286     $   2,398
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Equity in net loss (income) of subsidiaries                           20,322      (18,344)        5,967
      Depreciation and amortization                                            359          857         3,830
      Net amortization of discounts on investments                              --           --            80
      Net realized loss (gain) on sale of investments                           --           35            (4)
      Loss on sale of net assets to Zenith                                  47,747           --            --
      Issuance of RISCORP, Inc. stock                                        4,740           --            --
      Decrease (increase) in other assets                                    4,166      (20,555)        2,750
      Increase in accrued expenses and other liabilities                     3,751       26,934         3,421
                                                                          --------     --------     ---------
          Net cash provided by (used in) operating activities               10,210       (3,787)       18,442
                                                                          --------     --------     ---------

Cash flows from investing activities:
      Proceeds from sale of fixed maturities--available for sale            68,617        4,206        44,124
      Proceeds from maturities of fixed maturities--available for sale       1,000        1,000         1,000
      Proceeds from the sale of equity securities                               --        1,548           353
      Cash received from Zenith for sale of net assets                       9,345           --            --
      Cash due to Zenith                                                       388           --            --
      Purchase of fixed maturities--available for sale                     (73,252)          --       (48,438)
      Purchase of equity securities                                             --           --        (1,905)
      Capital contributions to subsidiaries                                 (1,000)      (1,000)     (114,375)
      Purchase of property and equipment                                      (448)          --            --
      Purchase of IAA, net of cash acquired                                     --           --           282
      Purchase of RISC, net of cash acquired                                    --           --          (538)
                                                                          --------     --------     ---------
          Net cash provided by (used in) investing activities                4,650        5,754      (119,497)
                                                                          --------     --------     ---------

Cash flows from financing activities:
      Purchase of treasury stock subject to put option                          --       (2,100)           --
      Transfer of cash and cash equivalents to restricted balances         (12,568)          --            --
      Principal repayment of notes payable                                      --           --       (27,000)
      Exercise of stock options                                                 --           --            65
      Proceeds of initial offering of common stock                              --           --       127,908
      Other, net                                                                --       (1,293)          709
                                                                          --------     --------     ---------
          Net cash provided by (used in) financing activities              (12,568)      (3,393)      101,682
                                                                          --------     --------     ---------

Net increase (decrease) in cash and cash equivalents                         2,292       (1,426)          627
Cash and cash equivalents, beginning of year                                (1,152)         274          (353)
                                                                          --------     --------     ---------
Cash and cash equivalents, end of year                                    $  1,140     $ (1,152)    $     274
                                                                          ========     ========     =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                            $    450     $  1,800     $   2,684
                                                                          ========     ========     =========
      Income taxes                                                        $     --     $  6,556     $  15,127
                                                                          ========     ========     =========

See accompanying Auditors' Report.

                            SCHEDULE IV - REINSURANCE

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                    Premiums Earned
                   --------------------------------------------------------------------------------------------
                                       CEDED TO            ASSUMED                               PERCENTAGE
YEAR ENDED            GROSS             OTHER             FROM OTHER             NET              OF AMOUNT
DECEMBER 31          AMOUNT           COMPANIES            COMPANIES            AMOUNT           ASSUMED TO NET
-----------        -----------        -----------        ------------        -----------        ---------------


1998               $    48,416*       $    22,676*       $         79*       $    25,819*                   --*
                   ===========        ===========        ============        ===========        ==============


1997               $   328,191        $   167,274        $     18,812        $   179,729                    10%
                   ===========        ===========        ============        ===========        ==============


1996               $   326,875        $   165,022        $     11,704        $   173,557                     7%
                   ===========        ===========        ============        ===========        ==============




These amounts represent the first three months of 1998.


See accompanying Auditors' Report.

                     SCHEDULE VI - SUPPLEMENTAL INFORMATION

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)


                      DECEMBER 31                                              YEAR ENDED DECEMBER 31
-------------------------------------------------------    -----------------------------------------------------------
                                                                                      Losses and Loss
                  Reserves for   Discount,                                          Adjustment Expenses   Amortization
        Deferred  Unpaid Losses   if any,                                          Incurred Related to:    of Deferred
         Policy     and Loss     deducted                    Net          Net      ---------------------      Policy
      Acquisition  Adjustment   in Previous    Unearned     Earned    Investment   Current       Prior     Acquisition
Year     Costs      Expenses      Column       Premiums    Premiums      Income      Year        Years        Costs
----  ----------- ------------- -----------    --------    --------   ----------   --------     --------  ------------

1998    $  --       $   --      $      --      $   --      $ 25,819*    $ 7,103    $ 14,860*    $ 11,717*     $ 3,681*

1997    $(2,053)    $437,038    $      --      $ 56,324    $179,729     $16,447    $125,764     $ (2,401)     $49,221

1996    $   446     $458,239    $      --      $102,562    $173,557     $12,194    $123,986     $  3,023      $33,716



         YEAR ENDED DECEMBER 31
       -------------------------
           Net
       Paid Losses
        and Loss         Net
       Acquisition     Premiums
Year    Expenses       Written
----   -----------     --------

1998    $ 28,501       $ 20,209

1997    $120,285       $157,495

1996    $111,963       $179,706





* These amounts represent the first three months of 1998.






See accompanying Auditors' Report