Form 10-Q
period 1999-06-30
RISCORP INC
filed 1999-08-16
CIK 1003957

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number   0-27462

                                  RISCORP, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                       65-0335150
-------------------------------------        ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  One Sarasota Tower, Suite 608
  2 North Tamiami Trail
  Sarasota, Florida                                       34236
----------------------------------------           ---------------------
 (Address of principal executive offices)               (Zip Code)

                                 (941) 366-5015
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ].

Number of shares outstanding of the issuer's Common Stock:

           Class                             Outstanding at July 31, 1999
           -----                             -----------------------------
Class A Common Stock, $.01 par value                 14,258,671
Class B Common Stock, $.01 par value                 24,334,443

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      -------
PART I     FINANCIAL INFORMATION

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               June 30, 1999 and December 31, 1998                                     3 - 4

                           Consolidated Statements of Operations -
                               For the three months ended June 30, 1999 and 1998                           5

                           Consolidated Statements of Operations -
                               For the six months ended June 30, 1999 and 1998                             6

                           Consolidated Statements of Cash Flows -
                               For the six months ended June 30, 1999 and 1998                             7

                           Consolidated Statements of Comprehensive Loss
                               For the six months ended June 30, 1999 and 1998                             8

                           Notes to Consolidated Condensed Financial Statements                       9 - 12

           Item 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       13 - 19


PART II    OTHER INFORMATION

           Item 1.         Legal Proceedings                                                         20 - 21

           Item 2.         Changes in Securities and Use of Proceeds                                      21

           Item 3.         Defaults Upon Senior Securities                                                21

           Item 4.         Submission of Matters to a Vote of Security Holders                       21 - 22

           Item 5.         Other Information                                                              22

           Item 6.         Exhibits and Reports on Form 8-K                                               22


                           Signatures                                                                     23

Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        JUNE 30                  DECEMBER 31
                                                                                         1999                       1998
                                                                                      -----------                -------------
ASSETS                                                                                (Unaudited)
Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $58,301 in 1999 and $6,666 in 1998)                              $ 58,262                    $  6,716

   Fixed maturities available for sale, at fair value
      (amortized cost $8,639 in 1999 and $9,047 in 1998)-restricted                       8,723                       9,264
                                                                                       --------                    --------
      Total investments                                                                  66,985                      15,980

Cash and cash equivalents                                                                 8,831                       6,864
Cash and cash equivalents-restricted                                                     14,995                      14,842
Prepaid expenses                                                                          4,810                       5,171
Deferred income taxes                                                                     3,358                       3,141
Accounts receivable--other                                                                2,300                       7,674
Income taxes recoverable                                                                     --                      17,277
Property and equipment, net                                                                 261                         337
Receivable from Zenith                                                                       81                      49,933
Other assets                                                                                582                       2,174
                                                                                       --------                    --------

      Total assets                                                                     $102,203                    $123,393
                                                                                       ========                    ========








See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       JUNE 30                     DECEMBER 31
                                                                                        1999                          1998
                                                                                     -----------                   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 (Unaudited)
Liabilities - accrued expenses and other liabilities                                  $  10,989                     $  27,827
                                                                                      ---------                     ---------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,371,253 shares issued                                          143                           143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued and outstanding                          243                           243
   Preferred Stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding                                               --                            --
   Additional paid-in capital                                                           140,688                       140,688
   Retained deficit                                                                     (49,889)                      (45,680)
   Treasury Class A Common Stock - at cost, 112,582 shares                                   (1)                           (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                    30                           173
                                                                                      ---------                     ---------
          Total shareholders' equity                                                     91,214                        95,566
                                                                                      ---------                     ---------

          Total liabilities and shareholders' equity                                  $ 102,203                     $ 123,393
                                                                                      =========                     =========






















See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                                               THREE MONTHS
                                                                                               ENDED JUNE 30
                                                                                --------------------------------------------
                                                                                    1999                             1998
                                                                                ------------                     -----------
                                                                                  (Unaudited)                    (Unaudited)
  Revenue:
     Net investment income                                                      $      1,235                     $      2,252
     Net realized gains                                                                  150                            2,805
     Other income                                                                        124                               93
                                                                                ------------                     ------------

         Total revenue                                                                 1,509                            5,150
                                                                                ------------                     ------------

  Expenses:
      Commissions, underwriting, and administrative expenses                           3,197                           11,352
      Interest expense (income)                                                         (219)                               8
      Depreciation and amortization                                                       36                               31
                                                                                ------------                     ------------
         Total expenses                                                                3,014                           11,391
                                                                                ------------                     ------------

  Loss from operations                                                                (1,505)                          (6,241)
  Loss on sale of net assets to Zenith                                                (4,760)                              --
                                                                                ------------                     ------------

  Loss before income taxes                                                            (6,265)                          (6,241)
  Income tax benefit                                                                  (2,896)                              --
                                                                                ------------                     ------------


  Net loss                                                                      $     (3,369)                    $     (6,241)
                                                                                ============                     ============

  Per share data:
     Net loss per common share - basic                                          $      (0.09)                    $      (0.17)
                                                                                ============                     ============

    Net loss per common share - diluted                                         $      (0.09)                    $      (0.17)
                                                                                ============                     ============

  Weighted average common shares outstanding                                      37,491,031                       36,916,725
                                                                                ============                     ============

  Weighted average common and common share
           equivalents outstanding                                                37,491,031                       36,916,725
                                                                                ============                     ============









See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                                SIX MONTHS
                                                                                               ENDED JUNE 30
                                                                              --------------------------------------------
                                                                                   1999                           1998
                                                                              -------------                    -----------
                                                                               (Unaudited)                     (Unaudited)
Revenue:
   Net investment income                                                      $      3,034                     $      5,558
   Net realized gains                                                                  150                            4,266
   Other income                                                                        124                               93
   Premiums earned                                                                      --                           25,819
   Fee income                                                                           --                            5,723
                                                                              ------------                     ------------
       Total revenue                                                                 3,308                           41,459
                                                                              ------------                     ------------

Expenses:
   Commissions, underwriting, and administrative expenses                            4,354                           26,868
   Interest expense                                                                  1,222                              477
   Depreciation and amortization                                                        76                            3,100
   Losses and loss adjustment expenses                                                  --                           24,016
   Unallocated loss adjustment expenses                                                 --                            2,561
                                                                              ------------                     ------------
       Total expenses                                                                5,652                           57,022
                                                                              ------------                     ------------

Loss from operations                                                                (2,344)                         (15,563)
Loss on sale of net assets to Zenith                                                (4,760)                              --
                                                                              ------------                     ------------

Loss before income taxes                                                            (7,104)                         (15,563)
Income tax benefit                                                                  (2,896)                              --
                                                                              ------------                     ------------
Net loss                                                                      $     (4,208)                    $    (15,563)
                                                                              ============                     ============
Per share data:
   Net loss per common share - basic                                                 (0.11)                           (0.42)
                                                                              ============                     ============
   Net loss per common share - diluted                                               (0.11)                           (0.42)
                                                                              ============                     ============

Weighted average common shares outstanding                                      37,419,156                       36,892,420
                                                                              ============                     ============

Weighted average common and common share
         equivalents outstanding                                                37,419,156                       36,892,420
                                                                              ============                     ============





See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                       SIX MONTHS
                                                                                                      ENDED JUNE 30
                                                                                       -----------------------------------------
                                                                                          1999                          1998
                                                                                       -----------                   -----------
                                                                                       (Unaudited)                   (Unaudited)

Net cash provided by (used in) operating activities                                     $   2,231                     $(15,838)
                                                                                        ---------                     --------

Cash flows from investing activities:
     Purchase of fixed maturities available for sale                                     (327,752)                     (24,210)
     Purchase of fixed maturities held to maturity                                             --                       (5,569)
     Proceeds from sale of fixed maturities available for sale                            276,489                       28,049
     Proceeds from maturities of fixed maturities available for sale                           --                        6,029
     Proceeds from maturities of fixed maturities held to maturity                             --                        5,700
     Cash received from Zenith for sale of net assets                                      51,153                       35,000
     Purchase of property and equipment                                                        --                         (777)
     Cash assets transferred to Zenith                                                         --                      (29,308)
     Investments to be transferred to Zenith                                                   --                      (13,200)
                                                                                        ---------                     --------
       Net cash (used in) provided by investing activities                                   (110)                       1,714
                                                                                        ---------                     --------

Cash flows from financing activities:
     Principal repayments of notes payable                                                     --                         (245)
     Decrease in deposit balances payable                                                      --                       (1,599)
     Transfer of cash and cash equivalents to restricted                                     (154)                        (413)
                                                                                        ---------                     --------
       Net cash used in financing activities                                                 (154)                      (2,257)
                                                                                        ---------                     --------

Net increase (decrease) in cash and cash equivalents                                        1,967                      (16,381)

Cash and cash equivalents, beginning of period                                              6,864                       16,858
                                                                                        ---------                     --------
Cash and cash equivalents, end of period                                                $   8,831                     $    477
                                                                                        =========                     ========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                     $   1,124                     $    479
                                                                                        =========                     ========
           Income taxes                                                                 $      82                     $  3,435
                                                                                        =========                     ========







See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30
                                                                          --------------------------------------
                                                                             1999                         1998
                                                                          ----------                   ----------
                                                                          (Unaudited)                  (Unaudited)
Net loss                                                                   $(4,208)                    $(15,563)
                                                                           -------                     --------
Other comprehensive loss, before income taxes:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period                       (220)                      (4,063)
Income tax benefit related to items of other
    comprehensive loss                                                         (77)                      (1,422)
                                                                           -------                     --------
Other comprehensive loss, net of income taxes                                 (143)                      (2,641)
                                                                           -------                     --------

Total comprehensive loss                                                   $(4,351)                    $(18,204)
                                                                           =======                     ========





























See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    BASIS OF PRESENTATION

       The accompanying consolidated unaudited interim financial statements of RISCORP, Inc. ("RISCORP") and subsidiaries (collectively, the "Company") have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The consolidated financial statements include the accounts and operations of RISCORP and its subsidiaries. All significant intercompany balances have been eliminated.


(2)    SALE TO ZENITH INSURANCE COMPANY

       As previously disclosed, on April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith Insurance Company ("Zenith") pursuant to the terms of the Asset Purchase Agreement among the parties dated June 17, 1997, as amended (the "Asset Purchase Agreement"). In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations consisted principally of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

       On July 7, 1999, the Company and Zenith settled, with certain limited exceptions, the claims arising out of the sale. The Asset Purchase Agreement contemplated a post-closing purchase price adjustment based on the difference between the book value of the assets purchased and the book value of the liabilities assumed as of the closing date. In connection with the determination of the final purchase price, a dispute arose between the parties regarding, among other things, the book value of the assets and liabilities of the business, Zenith's assumption of certain operating liabilities of the business, and each party's indemnification obligations under the Asset Purchase Agreement. The terms of the settlement included, among other things, (i) the disbursement of the $12.8 million in cash that has been held in escrow pursuant to the terms of the Asset Purchase Agreement, with $6 million to be disbursed to Zenith and the balance to be disbursed to RISCORP; (ii) RISCORP's right to seek correction of alleged errors made by the neutral auditor in connection with its determination of certain reinsurance recoverable adjustments contained in the Final Business Balance Sheet; (iii) RISCORP's right to retain any proceeds received from the Florida Department of Labor (the "Florida DOL") in connection with RISCORP's request for a refund of $5.3 million related to deductions for commissions with respect to gross premiums; (iv) RISCORP's right to retain a portion of any additional refunds received from the Florida

       DOL related to deductions for premiums ceded to others; and (v) the mutual release of all other claims and causes of action that each party may have against the other through the date of the Settlement Agreement, except as expressly set forth therein. The parties have also agreed that, with certain limited exceptions, any future claim or controversy between the parties is to be submitted to binding arbitration pursuant to the procedures set forth in the Settlement Agreement. As part of the settlement, the lawsuit filed by Zenith against the Company in the United States District of New York, and the lawsuit filed by the Company against Zenith in the United States District Court for the Middle District of Florida, Tampa Division, have been dismissed with prejudice.

       At June 30, 1999, the Company recorded an additional net loss of $4.8 million on the sale to Zenith due to the final terms of the Settlement Agreement.

       In connection with the sale of RISCORP's insurance operations to Zenith on April 1, 1998, RISCORP voluntarily consented to the Florida Insurance Department's request that RISCORP discontinue writing any new or renewal insurance business for an indefinite period of time.


(3)    ISSUANCE OF ADDITIONAL SHARES OF STOCK

       In September 1996, RISCORP purchased all of the outstanding stock of Independent Association Administrators, Inc. ("IAA") and Risk Inspection Services and Consulting, Inc. ("RISC") in exchange for $11.5 million, consisting principally of 790,336 shares of RISCORP's Class A Common Stock valued at $10.9 million on the date of acquisition. IAA and RISC are workers' compensation management services companies offering services in Alabama. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $11.4 million and was recorded as goodwill. The remaining unamortized goodwill relating to those acquisitions was $7.8 million at March 31, 1998 (just prior to the transfer of the goodwill to Zenith on April 1, 1998).

       Due to a decrease in the market value of RISCORP's Class A Common Stock, 790,336 additional shares of RISCORP's Class A Common Stock valued at $0.6 million were issued in January 1998 to the former shareholders of IAA.


(4)    COMMITMENTS AND CONTINGENCIES

       On or about January 11, 1999, Zenith filed a lawsuit against RISCORP and certain of its subsidiaries in federal court in New York setting forth 14 separate causes of action arising out of the Asset Purchase Agreement and certain ancillary agreements. The complaint sought an unspecified total amount of damages, but the amount of compensatory damages sought was in excess of $30 million, together with an unspecified amount of punitive damages and attorneys' fees. As more fully disclosed in Note 2, on July 7, 1999, the Company and Zenith settled those claims and, in connection therewith, this lawsuit has been dismissed with prejudice by Zenith.

       On August 20, 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RISCORP National Insurance Company ("RNIC"). Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of IAA prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. On December 1, 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the Fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

       On March 13, 1998, RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company ("RPC") were added as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

       On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On March 17, 1999, plaintiffs-appellants filed an unopposed motion to remand the action to the district court, citing the Order of Reconsideration. On June 9, 1999, the Eleventh Circuit remanded the case to the district court. Management will resume its vigorous defense of the case once district court proceedings recommence.

       On July 9, 1999, a shareholder class action lawsuit was filed against the Company, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of the Company as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors and neutral actuaries pursuant to the terms of the Asset Purchase Agreement between the parties. The complaint seeks unspecified compensatory damages. RISCORP believes that these claims are without merit and intends to vigorously defend this suit.

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


(5)    RECLASSIFICATIONS

       For comparative purposes, certain amounts in the accompanying financial statements have been reclassified from amounts previously reported. These reclassifications had no effect on previously reported shareholders' equity or net loss.

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

       Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the actual outcome of pending litigation, the Company's ability to gain approval and receive payment from the Florida Department of Labor for certain refund applications, the Company's ability to receive payment for the alleged errors and understatement of the Final Business Balance Sheet by the Independent Expert, the Company's need for additional capital to meet operating requirements, and other factors mentioned elsewhere in this report.

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

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of these significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for the six months ended June 30, 1999 to the comparable period in 1998 is meaningless. Therefore, the results of operations for the six months ended June 30, 1999 are explained separately without comparison to the comparable prior period. The results of operations for the three months ended June 30, 1999 are explained separately with comparison to the comparable prior period. The results of operations of the Company prior to the April 1, 1998 sale to Zenith are included to comply with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of the anticipated future operations of the Company.

       RESULTS OF OPERATIONS

       During the six months ended June 30, 1999, the Company's primary operating activities were the defense of the Proposed Business Balance Sheet, the investment of the $25 million initial payment received from Zenith on April 2, 1998, the investment of other invested assets retained by the Company, compliance with the provisions of the Asset Purchase Agreement, converting the taxes recoverable to cash, collecting the sale proceeds from Zenith, the investment of the $50.8 million of sale proceeds and interest collected from Zenith on March 26, 1999, efforts to maximize asset recoveries, and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       SIX MONTHS ENDED JUNE 30, 1999

       An analysis of certain balances contained on the June 30, 1999 consolidated balance sheet is as follows:

       - At June 30, 1999, the $15 million of restricted cash and cash equivalents consisted of $12.8 million held in escrow in connection with the sale to Zenith, $1.9 million on deposit with various governmental agencies, and $0.3 million pledged to secure a letter of credit.

       - The $51 million increase in investments in the first six months of 1999 resulted from the collection and subsequent investment of the proceeds from the sale to Zenith and of certain tax refunds.

       - The decrease in the amount of the receivable from Zenith from December 31, 1998 to June 30, 1999 resulted from the collection of the remaining receivable from the sale to Zenith in March 1999.

       - The decrease in other assets from December 31, 1998 to June 30, 1999 resulted from the collection of interest due from the sale to Zenith in March 1999.

       - The $4.8 million of prepaid expenses at June 30, 1999 consisted of $3.7 million of prepaid insurance coverages and $1.1 million of retainers paid to certain professionals and consultants.

       - A summary of the accrued expenses and other liabilities at June 30, 1999 is as follows (in millions):

                           Payable to Zenith                              $   6.2  (1)
                           Income taxes payable                               1.7
                           Other accruals and payables                        1.2
                           Accrued legal, accounting, auditing,
                              and actuarial services                          1.1
                           Trade accounts payable                             0.5
                           Other                                              0.3
                                                                          -------

                           Total                                          $  11.0
                                                                          =======

                      (1) Based on the Settlement Agreement, as more fully
                          discussed in Note 2 to the consolidated financial statements.


       The Company's operating results for the six months ended June 30, 1999 resulted in a net loss of $4.2 million.

       The $3 million of net investment income for the six months ended June 30, 1999 consisted of $1.3 million of interest income on the receivable from Zenith, $0.2 million of interest income on the $12.8 million balance in escrow, and $1.5 million of investment portfolio income.

       Operating expenses for the six months ended June 30, 1999 totaled $5.7 million and consisted of the following:

       - The $4.4 million of commissions, underwriting, and administrative expenses consisted of $0.6 million of management expenses, $0.7 million of accounting and auditing expenses, $1.6 million of legal expenses, $0.6 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, and $0.9 million of other expenses.

       - The $1.2 million of interest expense consisted principally of the interest paid in March 1999 on the settlement of a class action lawsuit.

       - Depreciation and amortization expense was $76,000. The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained $0.4 million of fixed assets (consisting principally of computer equipment) that are being depreciated over three years.

       As of June 30, 1999, the Company recorded an additional net loss of $4.8 million on the sale to Zenith due to the final terms of the Settlement Agreement, as discussed more fully in Note 2 to the consolidated financial statements.

       The weighted average common and common share equivalents outstanding for the six months ended June 30, 1999 was 37,419,156 as compared to 36,892,420 for the six months ended June 30, 1998. This includes, for each period presented, the vested portion only, as of the end of such period, of shares issued in April 1998 under a Restricted Stock Award Agreement between RISCORP and Phoenix Management Company, Ltd.

       THREE MONTHS ENDED JUNE 30, 1999 AND 1998

       The Company's operating results for the three months ended June 30, 1999 and 1998 resulted in a net loss of $3.4 million and $6.2 million, respectively.

       The components of net investment income for the three months ended June 30, 1999 and 1998 are summarized as follows (in millions):


                                                                  1999          1998
                                                                 -----         ------
                 Interest income on the Zenith sale
                    proceeds                                     $ 0.1          $ 1.6
                 Interest income on the balance in escrow          0.1            0.1
                 Other investment income                           1.0            0.6
                                                                 -----          -----
                 Total                                           $ 1.2          $ 2.3
                                                                 =====          =====

       The components of commissions, underwriting, and administrative expenses for the three months ended June 30, 1999 and 1998 are summarized as follows (in millions):

                                                                  1999           1998
                                                                 -----          -----
                 Management expenses                             $ 0.3          $  0.4
                 Accounting and auditing expenses                  0.4             0.3
                 Transition expenses incurred as a result
                    of the sale to Zenith                          0.1             0.3
                 Legal expenses                                    1.3             0.3
                 Recurring operating expenses
                    (rent, telephone, insurance, and
                    similar costs)                                 0.4             1.0
                 Other expenses                                    0.7             0.8
                 Significant non-recurring expenses
                    discussed below                                 --             8.3
                                                                 -----          ------
                 Total                                           $ 3.2          $ 11.4
                                                                 =====          ======

       Interest expense (income) for the three months ended June 30, 1999 and 1998 was $(0.2) million and $8,255, respectively. The 1999 interest item is net of $0.3 million reimbursed to the Company by RISCORP's majority shareholder for interest previously paid by the Company on the shareholder's behalf.

       Operating expenses for the three months ended June 30, 1998 included three significant non-recurring expenses that arose due to the sale to Zenith, namely, $3.2 million of severance payments to certain of the Company's former executives and employees, $4.1 million for the issuance of RISCORP stock to Phoenix Management Company, Ltd. in accordance with a Restricted Stock Award Agreement, and $1 million of adjustments to the Proposed Business Balance Sheet.

       As of June 30, 1999, the Company recorded an additional net loss of $4.8 million on the sale to Zenith due to the terms of the Settlement Agreement, as discussed more fully in Note 2 to the consolidated financial statements.

       Depreciation and amortization expense was $36,000 and $31,000 for the three months ended June 30, 1999 and 1998, respectively. The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained $0.4 million of fixed assets (consisting principally of computer equipment) that is being depreciated over three years.

       The weighted average common and common share equivalents outstanding for the three months ended June 30, 1999 was 37,491,031 as compared to 36,916,725 for the three months ended June 30, 1998. This includes, for each period presented, the vested portion only, as of the end of such period, of shares issued in April 1998 under a Restricted Stock Award Agreement between RISCORP and Phoenix Management Company, Ltd.

       THREE MONTHS ENDED MARCH 31, 1998

       The discussion that follows relates to the operations and operating philosophy of the Company's activities that existed prior to April 1, 1998 and addresses the operating results for the three months ended March 31, 1998.

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RNIC and its 19 state licenses and assumed business from several self insurance funds outside of Florida which allowed the Company to diversify its at-risk operations.

       The majority of the Company's premiums were written in Florida, a regulated pricing state where premiums for guaranteed cost products were based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies that were subject to premium reductions on high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for those plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing those plans.

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

       Part of the Company's claims management philosophy was to seek recoveries for claims that were reinsured or that could be subrogated or submitted for reimbursement under various states' recovery programs. As a result, the Company's losses and loss adjustment expenses were offset by estimated recoveries from reinsurers under specific excess of loss and quota share reinsurance agreements, subrogation from third parties, and state "second disability" funds, including the Florida Special Disability Trust Fund ("SDTF").

       The direct, assumed, ceded, and net earned premiums for the first quarter of 1998 are summarized as follows (in thousands):

                    Direct premiums earned                 $ 48,416
                    Assumed premiums earned                      79
                    Premiums ceded to reinsurers            (22,676)
                                                          ---------

                    Net premiums earned                    $ 25,819
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

       Net realized gains during the first quarter of 1998 were $1.5 million, consisting principally of the $1.3 million gain on the sale of an interest in a joint venture.

       Net investment income for the three months ended March 31, 1998 was $3.3 million, consisting entirely of earnings from the investment portfolio, excluding realized gains and losses.

       For the three months ended March 31, 1998, the loss ratio was 93 percent, losses and loss adjustment expenses were $24 million, unallocated loss adjustment expenses were $2.6 million, commissions, underwriting, and administrative expenses were $15.5 million, interest expense was $0.5 million, and depreciation and amortization expense was $3.1 million.

       The weighted average common and common share equivalents outstanding for the three months ended March 31, 1998 was 36,868,114.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company historically met its cash requirements and financed its growth through cash flows generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted principally of payment of losses and loss adjustment expenses, support of its operating activities, including various reinsurance agreements and managed care programs and services, capital surplus needs for the insurance subsidiaries, and other general and administrative expenses. RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with that sale to Zenith, the Company ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flows has been generated from investment income. The Company's future cash requirements are expected to be satisfied through investment income and the liquidation of investments.

       Cash flows from operations for the six months ended June 30, 1999 and 1998 was $2.2 million and ($15.8) million, respectively. The change from 1998 to 1999 was due primarily to the sale to Zenith and the cessation of substantially all the Company's former business operations.

       The Company has projected cash flows through December 1999 and believes it has sufficient liquidity and capital resources to support its operations.

       As of June 30, 1999 and 1998, RISCORP's insurance subsidiaries had combined statutory capital and surplus of $129.8 million and $151.9 million, respectively. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their respective state of domicile.

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based on the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount that is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. Those standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1998, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On or about January 11, 1999, Zenith filed a lawsuit against RISCORP and certain of its subsidiaries in federal court in New York setting forth 14 separate causes of action arising out of the Asset Purchase Agreement and certain ancillary agreements. The complaint sought an unspecified total amount of damages, but the amount of compensatory damages sought was in excess of $30 million, together with an unspecified amount of punitive damages and attorneys' fees. As more fully disclosed in Note 2 of the consolidated financial statements, on July 7, 1999, the Company and Zenith settled those claims and, in connection therewith, this lawsuit has been dismissed with prejudice by Zenith.

           On August 20, 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RNIC. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of IAA prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. On December 1, 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

           On March 13, 1998, RIC and RPC were added as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

           On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On March 17, 1999, plaintiffs-appellants filed an unopposed motion to remand the action to the district court, citing the Order of Reconsideration. On June 9, 1999, the Eleventh Circuit remanded the case to the district court. Management will resume its vigorous defense of the case once district court proceedings recommence.

           On July 9, 1999, a shareholder class action lawsuit was filed against the Company, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of the Company as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors and neutral actuaries pursuant to the terms of the Asset Purchase Agreement between the parties. The complaint seeks unspecified compensatory damages. RISCORP believes that these claims are without merit and intends to vigorously defend this suit.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 14, 1999, the Company held its 1999 Annual Meeting of Shareholders. The shareholders voted upon one proposal, to elect Frederick M. Dawson, Seddon Goode, Jr., George E. Greene III and Walter L. Revell to serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified. Pursuant to the Company's Amended and Restated Articles of Incorporation, holders of Class B Common Stock are entitled to 10 votes per share and the holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders of the Company. There were 24,334,443 Class B votes cast "for" each of the nominees for director, consisting of 100 percent of the outstanding shares of Class B Common Stock. Holders of Class A Common Stock voted their shares as set forth below for each of the nominees:

                                                            FOR                          WITHHELD
                                                 SHARES               VOTES        SHARES        VOTES
           Frederick M. Dawson    Class A       7,964,703            7,964,703     79,398        79,398

           Seldon Goode, Jr.      Class A       7,960,788            7,960,788     83,313        83,313

           George E. Greene III   Class A       7,960,788            7,960,788     83,313        83,313

           Walter L. Revell       Class A       7,960,788            7,960,788     83,313        83,313


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.1   Form of Director Indemnity Agreement

                  10.2   Settlement Agreement with Zenith Insurance Company

                  11     Statement Re Computation of Per Share Net Loss

                  27     Financial Data Schedules


         b)       Reports on Form 8-K

                  RISCORP filed a report on Form 8-K on May 14, 1999 with respect to the Shareholder Protection Rights Agreement adopted by RISCORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RISCORP, INC.
                  -----------------------------------
                  (Registrant)




                  By: /s/ Walter E. Riehemann
                  -----------------------------------

                  Walter E. Riehemann
                  Senior Vice President and Secretary

                  Date:





                  By: /s/ Edward W. Buttner
                  -----------------------------------

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date: August 16, 1999