Form 10-Q
period 1999-09-30
RISCORP INC
filed 1999-11-15
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

 Class                                           Outstanding at October 31, 1999

 Class A Common Stock, $.01 par value                       14,258,671
 Class B Common Stock, $.01 par value                       24,334,443



                                                        INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               September 30, 1999 and December 31, 1998                                3 - 4

                      Consolidated Statements of Operations -
                          For the three months ended September 30, 1999 and 1998                        5

                      Consolidated Statements of Operations -
                          For the nine months ended September 30, 1999 and 1998                         6

                      Consolidated Statements of Cash Flows -
                          For the nine months ended September 30, 1999 and 1998                         7

                      Consolidated Statements of Comprehensive Loss -
                          For the nine months ended September 30, 1999 and 1998                         8

                      Notes to Consolidated Condensed Financial Statements                             9 - 12

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             13 - 19


Part II    Other Information

           Item 1.         Legal Proceedings                                                           20 - 21

           Item 2.         Changes in Securities and Use of Proceeds                                        21

           Item 3.         Defaults Upon Senior Securities                                                  21

           Item 4.         Submission of Matters to a Vote of Security Holders                              21

           Item 5.         Other Information                                                                21

           Item 6.         Exhibits and Reports on Form 8-K                                                 22


                           Signatures                                                                       23



Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                          September 30       December 31
                                                                                             1999                1998
                                                                                          (Unaudited)
Assets

Investments:

   Fixed maturities available for sale, at fair value
      (amortized cost $72,733 in 1999 and $6,666 in 1998)                                $       72,709        $      6,716
   Fixed maturities  available for sale, at fair value (amortized cost $6,749 in
      1999 and $9,047 in 1998)-restricted                                                         6,795               9,264
                                                                                                  -----               -----
      Total investments                                                                          79,504              15,980

Cash and cash equivalents                                                                         2,202               6,864
Cash and cash equivalents-restricted                                                              1,904              14,842
Prepaid expenses                                                                                  4,614               5,171
Deferred income taxes                                                                               977               3,141
Accounts receivable--other                                                                        2,300               7,674
Income taxes recoverable                                                                          2,181              17,277
Property and equipment, net                                                                         228                 337
Receivable from Zenith                                                                               --              49,933
Other assets                                                                                        756               2,174
                                                                                                 ------               -----
      Total assets                                                                        $      94,666        $    123,393
                                                                                               ========        ============







See accompanying notes to consolidated financial statements.

                                      3



                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                          September 30     December 31
                                                                                              1999            1998
Liabilities and Shareholders' Equity                                                       (Unaudited)

Liabilities - accrued expenses and other liabilities                                   $          4,889    $        27,827
                                                                                       ----------------    ---------------

Shareholders' equity:

   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,371,253 shares issued                                                 143                 143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued and outstanding                                 243                 243
   Preferred Stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding                                                      --                  --
   Additional paid-in capital                                                                  140,688             140,688
   Retained deficit                                                                            (51,309)            (45,680)
   Treasury Class A Common Stock - at cost, 112,582 shares                                          (1)                 (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                           13                 173
                                                                                               -------              ------
          Total shareholders' equity                                                            89,777              95,566
                                                                                               -------              ------
          Total liabilities and shareholders' equity                                     $      94,666      $      123,393
                                                                                             =========      ==============




See accompanying notes to consolidated financial statements.





                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                 Three Months
                                                                                              Ended September 30
                                                                                      ------------------------------------
                                                                                           1999                 1998
                                                                                      ----------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:

      Net investment income                                                           $        1,132       $       2,297
      Net realized gains                                                                          --                  74
      Other income                                                                               624                 141
                                                                                       --------------        -----------
          Total revenue                                                                        1,756               2,512


   Expenses:
       Commissions, underwriting, and administrative expenses                                  3,065               3,835
       Interest expense                                                                           49                 147
       Depreciation and amortization                                                              33                  39
                                                                                              ------              ------
          Total expenses                                                                       3,147               4,021
                                                                                              ------              ------
   Loss before income taxes                                                                   (1,391)             (1,509)
   Income tax expense                                                                             30                 189
                                                                                        ------------         ------------
   Net loss                                                                             $    (1,421)         $    (1,698)
                                                                                        ============         ============


   Per share data:
      Net loss per common share - basic                                                 $     (0.04)         $     (0.05)
                                                                                        ============         ============
      Net loss per common share - diluted                                               $     (0.04)         $     (0.05)
                                                                                        ============         ============

   Weighted average common shares outstanding                                             37,634,781          37,062,558
                                                                                         ===========          ==========
   Weighted average common and common share
            equivalents outstanding                                                       37,634,781          37,062,558
                                                                                         ===========          ==========


See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                  Nine Months
                                                                                               Ended September 30
                                                                                       -----------------------------------
                                                                                            1999                1998
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:

            Net investment income                                                       $      4,166       $       7,927
      Net realized gains                                                                         150               4,268
      Other income                                                                               748                 234
      Premiums earned                                                                             --              25,819
      Fee income                                                                                  --               5,723
                                                                                        ------------       -------------
          Total revenue                                                                        5,064              43,971
                                                                                        ------------       -------------

   Expenses:
       Commissions, underwriting, and administrative expenses                                  7,419              30,703
       Interest expense                                                                        1,271                 624
       Depreciation and amortization                                                             109               3,139
      Losses and loss adjustment expenses                                                         --              24,016
      Unallocated loss adjustment expenses                                                        --               2,561
                                                                                        ------------       -------------
          Total expenses                                                                       8,799              61,043
                                                                                        ------------       -------------

   Loss from operations                                                                       (3,735)            (17,072)
   Loss on sale of net assets to Zenith                                                       (4,760)                 --
                                                                                        ------------       -------------
   Loss before income taxes                                                                   (8,495)            (17,072)
   Income tax (benefit) expense                                                               (2,866)                189
                                                                                        ------------       -------------
   Net loss                                                                             $     (5,629)      $     (17,261)
                                                                                        =============      ==============

   Per share data:
      Net loss per common share - basic                                                  $    (0.15)       $      (0.47)
                                                                                        ============       =============

     Net loss per common share - diluted                                                 $    (0.15)       $      (0.47)
                                                                                        ============       =============

   Weighted average common shares outstanding                                             37,491,031          36,949,133
                                                                                          ==========          ==========
   Weighted average common and common share
            equivalents outstanding                                                       37,491,031          36,949,133
                                                                                          ==========          ==========





See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                    Nine Months
                                                                                                Ended September 30
                                                                                          --------------------------------
                                                                                               1999             1998
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)
Net cash used in operating activities                                                     $    (4,959)       $  (33,735)
                                                                                          -----------        ----------

Cash flows from investing activities:
     Purchase of fixed maturities available for sale                                         (386,472)          (51,070)
     Purchase of fixed maturities held to maturity                                                 --            (5,874)
     Proceeds from sales and maturities of fixed maturities available for sale                322,678            63,853
     Proceeds from maturities of fixed maturities held to maturity                                 --             6,000
     Proceeds from sale of equity securities                                                       --             1,324
     Proceeds from sale of equipment                                                               --               255
     Cash received from Zenith for sale of net assets                                          51,153            35,000
     Purchase of property and equipment                                                            --              (940)
     Cash assets transferred to Zenith                                                             --           (29,308)
                                                                                          -----------        ----------
       Net cash (used in) provided by investing activities                                    (12,641)           19,240
                                                                                          -----------        ----------

Cash flows from financing activities:
     Principal repayments of notes payable                                                          --             (245)
     Decrease in deposit balances payable                                                           --           (1,599)
     Transfer of cash and cash equivalents -
       restricted to cash and cash equivalents                                                 12,938             1,022
                                                                                          -----------        ----------
       Net cash provided by (used in) financing activities                                     12,938              (822)
                                                                                          -----------        ----------

Net decrease in cash and cash equivalents                                                      (4,662)          (15,317)

Cash and cash equivalents, beginning of period                                                  6,864            16,858
                                                                                          -----------        ----------
Cash and cash equivalents, end of period                                                  $     2,202        $    1,541
                                                                                          ===========        ==========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                       $     1,124        $      479
                                                                                          ===========        ==========
           Income taxes                                                                   $       196        $    3,644
                                                                                          ===========        ==========



See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                                 (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30
                                                                            --------------------------------------
                                                                                   1999                1998
                                                                            -------------------  -----------------
                                                                               (Unaudited)          (Unaudited)

Net loss                                                                    $      (5,629)         $  (17,261)
                                                                            -------------          ----------
Other comprehensive income (loss), before income taxes:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period                     (245)               6,628
Income tax expense (benefit) related to items of other
  comprehensive income (loss)                                                        (86)               2,320
                                                                            ---------------        ------------
Other comprehensive income (loss), net of income taxes                              (159)               4,308
                                                                             --------------        ------------

Total comprehensive loss                                                    $      (5,788)         $  (12,953)
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


(2)     Execution of Merger Agreement with William D. Griffin

       On November 3, 1999, RISCORP entered into a definitive agreement (the "Merger Agreement") to merge with Griffin Acquisition Corp. ("Acquiror"), a company controlled by Mr. William D. Griffin, the majority shareholder of RISCORP. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class A Common Stock will receive $2.85 in cash, plus a contingent right to receive an additional pro rata cash amount if RISCORP recovers any additional amounts from Zenith Insurance Company. Under the terms of the Merger Agreement, Acquiror will assume all of the liabilities of RISCORP, including its pending litigation. The transaction is subject to customary closing conditions, including shareholder approval and is expected to close in the first quarter of 2000. This transaction, if consummated, will constitute a going private transaction.


(3)    Sale to Zenith Insurance Company

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

       On July 7, 1999, the Company and Zenith settled, with certain limited exceptions, the claims arising out of the sale. The Asset Purchase Agreement contemplated a post-closing purchase price adjustment based on the difference between the book value of the assets purchased and the book value of the liabilities assumed as of the closing date. In connection with the determination of the final purchase price, a dispute arose between the parties regarding, among other things, the book value of the assets and liabilities of the business, Zenith's assumption of certain operating liabilities of the business, and each party's indemnification obligations under the Asset Purchase Agreement. The terms of the settlement included, among other things, RISCORP's right to seek correction of alleged errors made by the neutral auditor in connection with its determination of certain reinsurance recoverable adjustments contained in the Final Business Balance Sheet. On October 7, 1999, the neutral auditor denied RISCORP's request for correction of these errors. As a result, RISCORP is evaluating all available remedies against Zenith and the neutral auditor with respect to those issues.

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


(5)    Commitments and Contingencies

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

       On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On June 9, 1999, the Eleventh Circuit remanded the case to the district court, and the district court has assigned the case to a magistrate for handling pre-trial matters. At a status conference held on October 20, 1999, the magistrate established deadlines for the filing of a motion for leave to amend the complaint, for supplemental briefing on pending motions, and set a hearing for March 7, 2000. Management intends to defend vigorously any and all claims asserted against RIC and RPC included in any amended complaint that may be permitted.

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


(6)    Reclassifications

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

       Forward-looking   statements   are   inherently   subject  to  risks  and
       uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the actual outcome of pending litigation both on behalf of and against the Company, the Company's ability to gain approval and receive payment from the Florida Department of Labor for certain refund applications, the Company's ability to receive payment for the alleged errors and understatement of the Final Business Balance Sheet by the Independent Expert, the Company's need for additional capital to meet operating requirements, and other factors mentioned elsewhere in this report.

Recent Developments

       Execution of Merger Agreement with William D. Griffin

       See Part 1, Item 1, Notes to Consolidated Condensed Financial Statements,
       Note 2, for further discussion of the proposed merger with the Griffin Acquisition Corp., an entity formed by Mr. William D. Griffin, the majority shareholder of RISCORP.

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Condensed Financial Statements,
       Note 3 for further discussion of the Zenith transaction.

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       As discussed more fully in Note 3 to the consolidated financial statements, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations have consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of these significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for the nine months ended September 30, 1999 to the comparable period in 1998 is meaningless. Therefore, the results of operations for the nine months ended September 30, 1999 are explained separately without comparison to the comparable prior period. The results of operations for the three months ended September 30, 1999 are explained separately with comparison to the comparable prior period. The results of operations of the Company prior to the April 1, 1998 sale to Zenith are included to comply with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of the anticipated future operations of the Company.

       Results of Operations

       During the nine months ended September 30, 1999, the Company's primary operating activities were the investment of the $25 million initial payment received from Zenith on April 2, 1998, the investment of other invested assets retained by the Company, compliance with the provisions of the Asset Purchase Agreement, converting the taxes recoverable to cash, collecting the sale proceeds from Zenith, the investment of the $50.8 million of sale proceeds and interest collected from Zenith on March 26, 1999, efforts to maximize asset recoveries, negotiation of the terms of the proposed merger with Griffin Acquisition Corp., and the administration of the day-to-day activities of the surviving corporate entities. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities, not retained by the Company, to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       Nine Months Ended September 30, 1999

       An analysis of certain balances contained on the September 30, 1999 consolidated balance sheet is as follows:

                 At  September  30,  1999,  the  $1.9  million  of cash and cash equivalents-restricted consisted of amounts on deposit with various governmental agencies. The $12.9 million decrease in restricted cash and cash equivalents during the first nine months of 1999 is the result of the release of the funds held in the Zenith escrow account.

                 The $63.5  million  increase in  investments  from December 31,
                1998 to September 30, 1999 resulted from the collection and subsequent investment of the proceeds from the sale to Zenith and of certain tax refunds, the release of the cash previously held in escrow, and the investment of funds previously held in bank accounts.

                 The elimination of the receivable from Zenith from December 31,
                1998 to September 30, 1999 resulted from the collection of the remaining receivable from the sale to Zenith in March 1999.

                 The $15.1  million  decrease in income taxes  recoverable  from
                December 31, 1998 to September 30, 1999 is the result of the collection of taxes due from tax agencies.

                 The $1.4  million  decrease in other  assets from  December 31,
                1998 to September 30, 1999 resulted from the collection of interest in March 1999 due from the sale to Zenith.

                 The $4.6  million of prepaid  expenses  at  September  30, 1999 consisted of $3.5 million of prepaid insurance coverages and $1.1 million of retainers paid to certain professionals and consultants.

                 The $2.2 million  decrease in deferred  income taxes during the first nine months of 1999 is due to the reclassification of taxes collected in October 1999 to income taxes recoverable.

                 The $5.4 million decrease in accounts receivable - other during the first nine months of 1999 is due to the collection of $4.8 million of certain insurance proceeds, $0.5 million of 1997 return premiums, and $0.1 million of service fees.

                 A summary of the  accrued  expenses  and other  liabilities  at
                September 30, 1999 is as follows (in thousands):

                      Payable to Zenith                                $    222
                      Income taxes payable                                2,141
                      Accrued professional services                       1,739
                      Trade accounts payable                                242
                      Other accruals and payables                           545
                                                                      ---------

                      Total                                             $ 4,889
                                                                        =======

       The Company's operating results for the nine months ended September 30, 1999 resulted in a net loss of $5.6 million.

       The $4.2 million of net investment income for the nine months ended September 30, 1999 consisted of $1.3 million of interest income on the receivable from Zenith, $0.3 million of interest income on the $12.8 million balance previously held in escrow, and $2.6 million of investment portfolio income.

       Operating expenses for the nine months ended September 30, 1999 totaled $8.8 million and consisted of the following:

               The $7.4 million of commissions, underwriting, and administrative expenses consisted of $0.9 million of management expenses, $1.2 million of accounting and auditing expenses, $2.7 million of legal expenses, $1.7 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, and $0.9 million of other expenses.

               The $1.3 million of interest expense consisted principally of the interest paid in March 1999 on the settlement of a class action lawsuit.

               Depreciation and amortization  expense was $109,000.  The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained $0.4 million of fixed assets (consisting principally of computer equipment) that are being depreciated over three years.

       During the nine months ended September 30, 1999, the Company recorded a loss on sale of net assets to Zenith of $4.8 million due to the terms of the Settlement Agreement, as discussed more fully in Note 3 to the consolidated financial statements.

       The weighted average common and common share equivalents outstanding for the nine months ended September 30, 1999 was 37,491,031 as compared to 36,949,133 for the nine months ended September 30, 1998. These amounts include, for each period presented, the vested portion only, as of the end of such period, of shares issued in April 1998 under a Restricted Stock Award Agreement between RISCORP and Phoenix Management Company, Ltd.

       Three Months Ended September 30, 1999 and 1998

       The Company's operating results for the three months ended September 30, 1999 and 1998 resulted in a net loss of $1.4 million and $1.7 million, respectively.

       The components of net investment income for the three months ended September 30, 1999 and 1998 are summarized as follows (in millions):

                                                            1999         1998
                                                        ----------    ----------

            Interest income on the balance in escrow       $  0.1       $  0.1
            Other investment income                           1.0          0.6
            Interest income on the Zenith sale proceeds       --           1.6
                                                            ------      -------
                      Total                                $  1.1       $  2.3
                                                            ======       ======

       The components of commissions, underwriting, and administrative expenses for the three months ended September 30, 1999 and 1998 are summarized as follows (in millions):

                                                            1999          1998
                                                         ----------   ----------

                 Management expenses                       $  0.3       $  0.3
                 Accounting and auditing expense              0.5          0.4
                 Legal expenses (income)                      1.2         (1.0)
                 Recurring operating expenses
                    (rent, telephone, insurance, and
                    similar costs)                            1.1          0.9
                 Non-recurring expenses                       --           3.2
                                                            -----       ------
                 Total                                      $ 3.1       $  3.8
                                                            =====       ======

     Interest expense for the three months ended September 30, 1999 and 1998 was $49,000 and $147,000, respectively.

     Depreciation and amortization expense was $33,000 and $39,000 for the three months ended September 30, 1999 and 1998, respectively. The Company transferred all assets subject to amortization to Zenith in connection with the sale and retained $0.4 million of fixed assets (consisting principally of computer equipment) that is being depreciated over three years.

     The weighted average common and common share equivalents outstanding for the three months ended September 30, 1999 was 37,634,781 as compared to 37,062,558 for the three months ended September 30, 1998. Those amounts include, for each period presented, the vested portion only, as of the end of such period, of shares issued in April 1998 under a Restricted Stock Award Agreement between RISCORP and Phoenix Management Company, Ltd.

       Three Months Ended March 31, 1998

       The discussion that follows relates to the operations and operating philosophy of the Company's activities that existed prior to April 1, 1998 and addresses the operating results for the three months ended March 31, 1998.

       Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, the Company acquired RNIC and its 19 state licenses and assumed business from several self insurance funds outside of Florida that allowed the Company to diversify its at-risk operations.

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

       The Company attempted to lower claim costs by applying managed care techniques and programs to workers' compensation claims, particularly by providing prompt medical intervention, integrating claims management and customer service, directing care of injured employees through a managed care provider network, and availing itself of potential recoveries under subrogation and other programs.

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

       Cash flows from operations for the nine months ended September 30, 1999 and 1998 was ($5) million and ($33.7) million, respectively. The change from 1998 to 1999 was due primarily to the sale to Zenith and the cessation of substantially all the Company's former business operations.

       The Company has projected cash flows through December 1999 and believes it has sufficient liquidity and capital resources to support its operations.

       As of September 30, 1999 and 1998, RISCORP's insurance subsidiaries had combined statutory capital and surplus of $129 million and $134.9 million, respectively. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their respective state of domicile.

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

           On August 26, 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. On September 13, 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. On June 9, 1999, the Eleventh Circuit remanded the case to the district court, and the district court has assigned the case to a magistrate for handling pre-trial matters. At a status conference held on October 20, 1999, the magistrate established deadlines for the filing of a motion for leave to amend the complaint, for supplemental briefing on pending motions, and set a hearing for March 7, 2000. Management intends to defend vigorously any and all claims asserted against RIC and RPC included in any amended complaint that may be permitted.

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

       None.

Item 3.Defaults Upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

On October 24, 1999, Frederick M. Dawson, President, Chief Executive Officer and a director of RISCORP, died of complications from colon cancer. Mr. Dawson provided services to RISCORP through The Phoenix Management Company, Ltd. ("Phoenix") pursuant to a management agreement which became effective on April 1, 1998, immediately following the sale of substantially all of RISCORP's assets to Zenith. As a result of Mr. Dawson's death, the Board of Directors named Walter E. Riehemann, General Counsel, to also fill the position of President of RISCORP. The Board of Directors is evaluating what, if any, additional succession plans are necessary or appropriate as a result of Mr. Dawson's death, including, without limitation, evaluating whether the management agreement with Phoenix should be amended or terminated.

Item 6.Exhibits and Reports on Form 8-K

           a)      Exhibits

                 2.1 Plan and Agreement of Merger by and between Griffin Acquisition Corp., William D. Griffin and RISCORP, Inc., dated November 3, 1999.

                 9.1      Voting Agreement by and among RISCORP,  Inc., William
                          D. Griffin, The RISCORP Group Holding Company Limited Partnership, William D. Griffin Family Limited Partnership, Charlotte K. Griffin Trust Number 3, Anna F. Griffin Trust Number 3, and John Ford Griffin Trust Number 3, dated as of November 3, 1999.

                 10.1 First Amendment to Shareholder Protection Rights Agreement by and between RISCORP, Inc. and First Union National Bank, dated November 3, 1999.

                 10.2 First Amendment to Directors Agreement by and among RISCORP, Inc., William D. Griffin, Frederick M. Dawson, Walter L. Revell, Seddon Goode, Jr., and George E. Greene III, dated September 18, 1997.

                 11       Statement Re Computation of Per Share Net Loss

                 27       Financial Data Schedule


           b)      Reports on Form 8-K

                  RISCORP filed a current report on Form 8-K on July 14, 1999 disclosing the principal terms of its settlement with Zenith Insurance Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RISCORP, INC.
                  (Registrant)




                  By:       /s/Walter E. Riehemann

                  Walter E. Riehemann
                  President

                  Date:    November 12, 1999





                  By: /s/Edward W. Buttner IV

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:    November 12, 1999