Form 10-K
period 1999-12-30
RISCORP INC
filed 2000-03-14
CIK 1003957

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
         (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                  Commission File Number 0-27462

                                  RISCORP, Inc.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                    65-0335150
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)


         2 North Tamiami Trail, Suite 608, Sarasota, Florida        34236 -5642
         ---------------------------------------------------       ------------
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

                                   Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of the registrant's Class A Common Stock held by non-affiliates of the registrant as of March 9, 2000 was $34,755,511.

The number of shares of the registrant's Common Stock issued and outstanding as of March 9, 2000 was 38,593,114 consisting of 14,258,671 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, Inc.
                           Annual Report on Form 10-K
                      for the year ended December 31, 1999

                                Table of Contents


                            Description                                                         Page

                                                      PART I

Item 1.                    Business                                                               1

Item 2.                    Properties                                                             13

Item 3.                    Legal Proceedings                                                      13

Item 4.                    Submission of Matters to a Vote
                           of Security Holders                                                    16

                                                      PART II

Item 5.                    Market for Registrant's Common
                           Equity and Related Stockholder Matters                                 17

Item 6.                    Selected Financial Data                                                17

Item 7.                    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                          18

Item 8.                    Financial Statements and Supplementary Data                            27

Item 9.                    Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                                                   27

                                                     PART III

Item 10.                   Directors and Executive Officers
                           of the Registrant                                                      28

Item 11.                   Executive Compensation                                                 28

Item 12.                   Security Ownership of Certain
                           Beneficial Owners and Management                                       28

Item 13.                   Certain Relationships and Related Transactions                         28

                                                      PART IV

Item 14.                   Exhibits, Financial Statement
                           Schedules, and Reports on Form 8-K                                     29

                           Signatures                                                             33

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the actual outcome of pending litigation both on behalf of and against the Company, the Company's ability to gain approval and receive payment from the Florida Department of Labor for certain refund applications, the Company's ability to receive payment for the alleged errors and understatement of the Final Business Balance Sheet by the neutral auditors, the Company's need for additional capital to meet operating requirements, and other factors mentioned elsewhere in this report.

Overview

         General

         RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations have consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities. The sale to Zenith is more fully described in Note 1(c) of the accompanying consolidated financial statements.

        Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities.

Execution of Merger Agreement with William D. Griffin

        On November 3, 1999, RISCORP entered into a definitive agreement (the "Merger Agreement") to merge with Griffin Acquisition Corp. ("Acquiror"), a company controlled by Mr. William D. Griffin, the majority shareholder of RISCORP. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class A Common Stock will receive $2.85 in cash, plus a contingent right to receive an additional pro rata cash amount if RISCORP recovers any additional amounts from Zenith Insurance Company. Under the terms of the Merger Agreement, Acquiror will assume all of the liabilities of RISCORP, including its pending litigation. The transaction is subject to customary closing conditions, including shareholder approval, and is expected to close in the second quarter of 2000. This transaction, if consummated, will constitute a going private transaction.

Sale to Zenith Insurance Company

        As previously disclosed, on April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith Insurance Company ("Zenith"). In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations.

         On July 7, 1999, the Company and Zenith settled, with certain limited exceptions, the claims arising out of the sale. The Asset Purchase Agreement contemplated a post-closing purchase price adjustment based on the difference between the book value of the assets purchased and the book value of the liabilities assumed as of the closing date. In connection with the determination of the final purchase price, a dispute arose between the parties regarding, among other things, the book value of the assets and liabilities of the business, Zenith's assumption of certain operating liabilities of the business, and each party's indemnification obligations under the Asset Purchase Agreement. The terms of the settlement included, among other things, RISCORP's right to seek correction of alleged errors made by the neutral auditors in connection with its determination of certain reinsurance recoverable adjustments contained in the Final Business Balance Sheet. On October 7, 1999, the neutral auditors denied RISCORP's request for correction of these errors. On January 5, 2000, RISCORP filed a lawsuit against Zenith and the neutral auditors seeking correction of these alleged errors.

         In connection with the sale of RISCORP's insurance operations to Zenith on April 1, 1998, RISCORP voluntarily consented to the Florida Insurance
Department's request that the Company discontinue writing any new or renewal insurance business for an indefinite period of time.

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

         As more fully described in Note 1(c), RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith in exchange for cash. The Company's computer systems and proprietary computer software, including the policy issue, management system, and claims systems, were included in the assets sold to Zenith.

Basis of Presentation

        As previously disclosed, due to the sale to Zenith, the Company ceased substantially all of its business operations as of April 1, 1998. However, given the operations of the Company prior to April 1, 1998, a description of the Company's former business operations and the workers' compensation industry are included in this report to comply with the requirements of the Exchange Act and the rules and regulations of the Securities and Exchange Commission.

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

Programs and Products

Workers' Compensation Products

        Prior to the sale to Zenith, the Company operated in a single industry segment. The Company's products and rating plans encompassed a variety of options designed to fit the needs of a wide selection of employers. The most basic product was a guaranteed cost contract, where the premium was set in advance and changes were made only when changes occurred in policyholder operations or payrolls. The premium for these policies was based on state approved rates, which varied depending on the type of work performed by each employee and the general business of the insured. The Company also offered several loss sensitive plans (retrospective rating, dividend, and large deductible plans) that determined the final premium to be paid based largely on the insured's losses during the policy period. Employers large enough to qualify had their premiums based on their loss experience over a three-year period. This loss experience was adjusted by the type of business and associated risks. In Florida, policyholders could also qualify for one or more premium credits (5 percent and 2 percent) by agreeing to comply with drug-free workplace and/or safe workplace policies, respectively. Policyholders that elected to assume a certain amount of financial risk could elect a deductible that made them responsible for the first portion of any claim. In exchange for the deductible election, the employer received a premium reduction. As a result of the sale to Zenith, the Company no longer offers any programs or products.

Workers' Compensation Management Services

        Prior to the sale to Zenith, the Company provided fee-based workers' compensation insurance management services to self-insurance funds and governmental risk-sharing pools, and performed all the services of an insurance carrier except assumption of the underwriting risk. The Company generally required that it be given complete managerial control over the fund's or pool's operations, and that it be entitled to share in cost savings it generated in addition to its base fees. Prior to the sale to Zenith, the Company provided these services to four entities (representing approximately 3,000 employers) with standard premiums in force under management of approximately $80 million. The largest contracts were with Governmental Risk Insurance Trust, North Carolina Commerce Fund, and Third Coast Insurance Company. Effective January 1, 1998, the Company entered into an agreement for the sale of the Company's 50 percent interest in Third Coast Holding Company ("Third Coast"). Third Coast owned a 100 percent interest in Third Coast Insurance Company.

Workers' Compensation Managed Care Arrangements  ("WCMCAs")

        Effective January 1, 1997, Florida law mandated that workers' compensation insurers provide all medical care through WCMCAs. Under those arrangements, the Company was allowed to direct injured employees to a provider network in which employees were required to participate or face possible denial of medical cost coverage.

        The Company developed a provider network that covered the entire state of Florida and included approximately 5,000 physicians and 650 hospital and ancillary facilities as of March 31, 1998. The Company believed that its ability to obtain discounted medical fees, manage utilization, and track medical outcomes for providers that participated in its network enhanced its ability to manage claims. This provider network was assumed by Zenith on April 1, 1998.

Sales

        Prior to the sale to Zenith, the Company's workers' compensation products and services were sold by independent insurance agencies. As of March 31, 1998, the Company had appointed approximately 800 agencies in the four states where its products were sold, of which approximately 400 were in Florida. These independent agencies were viewed by the Company as important to its success. As a result of the sale to Zenith, the Company no longer maintains relationships with any agencies.

Customers

        The Company insured over 18,000 policyholders as of March 31, 1998. The Company generally requested that its agencies target customers that complied with a return-to-work program, maintained a drug-free workplace, were proactive in seeking to minimize injuries in the workplace, and were financially sound or, for certain types of policies, were willing to provide adequate security. The Company did not target any particular industry and believes that its policies were issued to a diversified mix of employers. However, the Company generally did not insure certain employers that it considered to be high risk, including nuclear facilities operators, asbestos removers, and certain other high-risk employers. The Company no longer has any customers.

Employees

        Since April 1, 1998, the Company has had no employees or insurance operations and has provided no services to self insurance funds or other insurance related entities. Those services normally provided by employees are currently being outsourced.

Reinsurance

        In connection with the sale to Zenith, the Company entered into an assumption and indemnity reinsurance agreement with Zenith effective April 1, 1998. Under the terms of that agreement, the Company ceded to Zenith 100 percent of its outstanding loss reserves (including incurred but not reported losses) and 100 percent of its unearned premiums as of April 1, 1998. Zenith was responsible for issuing assumption certificates to all the Company's former policyholders.

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

        The Company is contingently liable to the extent that the reinsurers, including Zenith, are unable to meet their contractual obligations for any losses and loss adjustment expenses ceded.

A.M. Best Ratings of Insurance Subsidiaries

        Due to the discontinuation of the Company's insurance operations, RISCORP's insurance subsidiaries are no longer rated by A.M. Best, an insurance rating organization, or any other rating organization.

        Prior to the sale to Zenith, the Company's limited operating history, pending litigation, and other factors affected the ability of RISCORP's insurance subsidiaries to obtain favorable A.M. Best and comparable ratings. A.M. Best ratings are based on, among other things, a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports and meetings with the entities' officers. A.M. Best ratings are weighted towards factors of concern to policyholders and are not weighted toward the protection of investors. In assigning ratings, companies may fall within one of three A.M. Best rating groupings: Best's Ratings, Best's Financial Performance Ratings, or Not Rated ("NR"). The NR category identifies the primary reason a rating opinion was not assigned.

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

Competition

        Since April 1, 1998, the Company has not provided any insurance products or services. However, prior to ceasing its insurance operations, the Company competed in a highly competitive market. The Company's competitors included, among others, insurance companies, specialized provider groups, in-house benefits administrators, state insurance pools, and other significant providers of health care and insurance services. A number of the Company's former competitors were significantly larger, had greater financial and operating resources than the Company, and could offer their services nationwide. After a period of absence from the market, traditional national insurance companies re-entered the Florida workers' compensation insurance market, which re-entry increased competition in the Company's principal market segment. In addition, the Company faced significant competition in its newer markets, particularly North Carolina and Alabama. The Company did not offer the full line of insurance products that were offered by some of its competitors.

Regulation

General

        The Company's business was subject to state-by-state regulation of workers' compensation insurance (which in some instances included rate regulation and mandatory fee schedules) and workers' compensation insurance management services. Those regulations are primarily intended to protect covered employees and policyholders, not the insurance companies nor their shareholders. Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. In addition, many states limit the maximum amount of dividends, distributions, and loans that may be made in any year by insurance companies. RISCORP did not make any shareholder dividends or distributions during 1999, 1998, or 1997.

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

Financial and Investment Restrictions

        Insurance company operations are subject to financial restrictions that are not imposed on most other businesses. State laws require insurance companies to maintain minimum capital and surplus levels and place limits on the amount of insurance premiums a company may write based on the amount of the company's surplus. These limitations restricted the rate at which the Company's insurance operations could grow. The Company's 1999 statutory filings indicate that, as of December 31, 1999, RISCORP's insurance subsidiaries met applicable state minimum capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        State laws also require insurance companies to establish reserves for the payment of policyholder liabilities and impose restrictions on the type of assets in which insurance companies may invest. Those restrictions may require the Company to invest its insurance subsidiaries' assets more conservatively than if those companies were not subject to the state law restrictions which may prevent the Company from obtaining as high a return on these assets than it might otherwise be able to realize.

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

Statutory Accounting and Solvency Regulation

        State regulation of insurance company financial transactions and financial condition are based on statutory accounting practices ("SAP"). SAP differs in a number of ways from generally accepted accounting principles ("GAAP") which govern the financial reporting of most other businesses. In general, SAP-basis financial statements are more conservative than GAAP-basis financial statements, often resulting in lower asset values and higher liability values.

     State insurance regulators closely monitor the SAP-basis financial condition of insurance companies and can impose financial and operating restrictions on an insurance company, including the 1) transfer or disposition of assets, 2) withdrawal of funds from bank accounts, 3) extension of credit or making loans, and 4) investment of funds.

        At December 31, 1999 and 1998, each of RISCORP's insurance subsidiaries maintained statutory capital and surplus that met the minimum capital and surplus requirements in each state in which the individual company was licensed.

        The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based on the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount that is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1999 and 1998, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Losses and Loss Adjustment Expenses

        On April 1, 1998, the Company's net liabilities for losses and loss adjustment expense were transferred to Zenith; accordingly, at December 31, 1999 and 1998, no liability for losses and loss adjustment expenses was necessary.

        Prior to the sale to Zenith, the Company established its estimated liability for losses and loss adjustment expenses based on facts then known, estimates of future claims trends, experience with similar cases, and historical Company and industry trends. These trends included loss payment and reporting patterns, claim closures, and product mix.

        The following table presents an analysis of losses and loss adjustment expenses and provides a reconciliation of beginning and ending reserves for 1998 and 1997.

                                                     1998             1997
                                                         (in thousands)
Gross reserves for losses and loss adjustment
    expenses, beginning of year                    $437,038        $458,239
Less reinsurance recoverables                       184,251         180,698
Less SDTF recoverable                                45,211          49,505
Less prepaid managed care fees                        8,420          31,958
                                                   ---------       ---------
Net balance at January 1                            199,156         196,078
                                                   ---------       ---------

Incurred losses and loss adjustment expenses related to:
  Current year                                       14,860         125,764
  Prior years                                        11,717          (2,401)
                                                   ---------       ---------
      Total incurred losses and
          loss adjustment expenses                   26,577         123,363
                                                   ---------       ---------

Losses and loss adjustment expenses paid related to:
  Current year                                        1,717          45,646
  Prior years                                        26,760          74,639
                                                   ---------       ---------
      Total losses and
           loss adjustment expenses paid             28,477         120,285
                                                   ---------       ---------
Net balance at December 31                          197,256         199,156

Plus reinsurance recoverables                       214,302         184,251
Plus SDTF recoverables                               44,552          45,211
Plus prepaid managed care fees                        6,182           8,420
                                                  ---------        ---------
                                                    462,292         437,038

Less reserves for losses and loss adjustment
   expenses transferred to Zenith                   462,292               -
                                                  ---------        ---------
Gross reserves for losses and loss adjustment
  expenses at December 31                         $       -        $437,038
                                                  ==========       =========

        The following table shows the development of losses and loss adjustment expenses for 1988 through 1997. The development data for 1998 and 1999 is not available due to the transfer of the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998. The top line of the table indicates the estimated liabilities for unpaid losses and loss adjustment expenses as reported at the end of the stated year. Each calendar year-end reserve includes estimated unpaid liabilities for the current accident year and all prior accident years. The cumulative amount paid portion of the table presents the amounts paid as of subsequent years on those claims for which liabilities were carried as of each specific year. The section captioned "Liability Re-estimated as of" shows the original recorded liabilities as adjusted at the end of each subsequent year to give effect to the cumulative amounts paid and all other facts and information discovered during each year. For example, an adjustment made in 1996 for 1992 loss reserves will be reflected in the re-estimated ultimate liability for each of the years 1992 through 1995. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial liabilities were established. It is equal to the difference between the initial reserve and the latest liability re-estimated amount.

        The following table represents combined development for RIC, RPC, and their predecessors, as well as RNIC for 1996 and 1997. Calendar year 1996 estimates of ultimate liabilities include reserves assumed with the purchase of RNIC and the subsequent loss portfolio transfers of five self-insurance funds. Effective in 1996, the Company has separately reported unallocated loss adjustment expenses previously included in general and administrative expenses. The cumulative paid and re-estimated liability data in the following table have been restated for all years to reflect this change. The table presents development data by calendar year and does not relate the data to the year in which the accident occurred.

                                        As of December 31
_________________________________________________________________________________________________________
                                         (In thousands)
                          1988       1989       1990      1991      1992      1993      1994      1995      1996      1997
                          ----       ----       ----      ----      ----      ----      ----      ----      ----      ----
Loss and loss adjustment
  expense reserves, net $  954     $ 11,273   $ 36,323  $ 68,674  $ 96,755  $152,406 $128,453  $ 92,820   $196,078  $199,156

Cumulative Amount Paid:
  One Year Later           355        8,927     19,335    32,241    47,572   122,603   95,229    55,875     74,639
  Two Years Later          902       14,922     34,010    55,794   116,193   164,840  127,395    77,823
  Three Years Later      1,185       19,675     44,551    91,441   134,193   172,699  141,803
  Four Years Later       1,595       22,587     59,651   100,307   137,782   177,603
  Five Years Later       1,665       26,943     62,775   102,468   140,671
  Six Years Later        1,801       27,870     63,620   103,936
  Seven Years Later      1,821       28,141     64,129
  Eight Years Later      1,662       28,563
  Nine Years Later       1,862

Liability Re-estimated as of:
  One Year Later         1,016       18,508     44,192    71,145   115,116   156,866  133,651    95,843    193,677
  Two Years Later        1,219       20,541     49,429    83,918   123,472   156,303  139,992    96,189
  Three Years Later      1,462       24,514     55,485    91,477   123,298   162,811  144,138
  Four Years Later       1,890       27,108     58,588    91,821   125,751   167,907
  Five Years Later       1,977       26,670     57,867    92,878   131,074
  Six Years Later        1,785       26,023     57,981    96,905
  Seven Years Later      1,734       26,067     59,986
  Eight Years Later      1,567       26,814
  Nine Years Later       1,763

Cumulative Redundancy
 (Deficiency)             (809)     (15,541)   (23,663)  (28,231)  (34,319)  (15,501) (15,685)   (3,369)    2,401

        As the foregoing table indicates, the Company's reserving results in its early years were adversely impacted by its short operating history and the relative age of the accounts it insured. Additionally, the inclusion of unallocated loss adjustment expenses in the table increased the cumulative deficiency for all years. From 1992 through March 31, 1998, the Company believes its reserving methodologies became more reliable. Key factors for this improvement were 1) the ability to identify trends and reduce volatility based on a larger claims database, 2) the maturation of the Company's managed care approach to claims, and 3) industry reforms.

Risk Factors

         In evaluating the Company, prospective investors should carefully consider the following risk factors, in addition to the other information contained in this Annual Report.

Cessation of Business Operations

         On April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith. In connection with the Asset Sale, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, since such date, the operations of the Company have consisted, and will continue to consist, primarily of the administration of the day-to-day activities of the surviving corporate entities, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, the Company has no plans to resume any operating activities.

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

Uncertainties Relating to the Availability of Cash Proceeds for Distribution to Shareholders

         As previously disclosed, RISCORP entered into a definitive Merger Agreement to merge with Griffin Acquisition Corp., a company controlled by Mr. William D. Griffin, the majority shareholder of RISCORP. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class A Common Stock will receive $2.85 in cash, plus a contingent right to receive an additional pro rata cash amount if RISCORP recovers any additional amounts from Zenith Insurance Company. Under the terms of the Merger Agreement, Acquiror will assume all of the liabilities of RISCORP, including its pending litigation. The transaction is subject to customary closing conditions, including shareholder approval, and is expected to close in the second quarter of 2000. This transaction, if consummated, will constitute a going private transaction.

         In  the  event  that  the  Merger  Agreement  is  not  approved  by the shareholders or regulators, the Company believes that certain assets will ultimately be available for distribution to shareholders after satisfaction of all claims and contingencies pending against the Company and its subsidiaries and after funding all expenses associated therewith. Such claims and contingencies include all litigation pending as herewith instituted against RISCORP, its subsidiaries, and their respective officers, directors, and agents. The Company is unable to predict the amount or timing of any future distribution to those shareholders of record on a record date to be established by RISCORP's Board of Directors.

         Pursuant to the terms of RISCORP's Amended and Restated Articles of Incorporation, the holders of Class A Common Stock and Class B Common Stock are entitled to participate in any dividends declared or paid by RISCORP or distributions to the holders of common stock in connection with any liquidation, dissolution, or winding up of the Company ratably on a per share basis.

         Any future distribution of closing proceeds will be at the discretion of the Board of Directors and available only to RISCORP shareholders on a record date to be established at a later time in connection with any such future distribution. Shareholders who currently are record holders of Class A Common Stock or Class B Common Stock who are not record holders at the time a record date is established in connection with a future distribution will not be entitled to participate in any such distribution of closing proceeds. The Board of Directors intends to solicit additional shareholder approval prior to a final distribution of closing proceeds. Although interim distributions or dividends to shareholders do not require shareholder approval, a final distribution of closing proceeds will require additional shareholder approval.

Personal Holding Company Income

         Following the consummation of the Asset Sale, the Company ceased substantially all of its former business operations and invested a substantial portion of its remaining assets in interest-bearing obligations pending the resolution of various outstanding claims and other contingencies. Under the Internal Revenue Code of 1986, as amended (the "Code"), corporations that have 60 percent or more of their income from various passive sources, including dividends and interest, and that have 50 percent or more of their outstanding stock held by five or fewer individuals, are subject to a tax of 39.6 percent on their undistributed personal holding company income, as defined in the Code, in addition to their regular income tax. Because the Company has ceased to have active business income, but will not be able to liquidate or make other distributions promptly, it is anticipated that in one or more post-1998 tax years the Company may be considered to be a personal holding company and will either be subject to the personal holding company tax in addition to the regular income tax or will be required to distribute an amount equal to the taxable income earned by the Company, net of certain expenses and with certain other adjustments, as regular dividends taxable as ordinary income to shareholders to avoid the imposition of such a tax. In an effort to avoid unfavorable tax treatment, the Company, pending resolution of claims or contingencies, may invest in obligations the interest of which is excluded from gross income for federal income tax purposes. The Company's failure to make such investments or in the alternative to make distributions of net investment income, if any, could have a material adverse effect on the amount distributable to shareholders.

Investment Company Act Considerations

         While the Company does not intend to conduct its affairs in a manner that would require registration as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), a determination that it is an investment company subject to registration could materially increase its administrative costs and regulatory requirements. The Investment Company Act places restrictions on the capital structure, business activities, and corporate transactions of companies registered thereunder. Registration by the Company under the Investment Company Act would require the Company to comply with various reporting and other requirements under the Investment Company Act, would subject the Company to certain additional expense, and could limit the Company's options for future operations. Generally, a company is deemed to be an investment company subject to registration if its holdings of "investment securities" (generally, securities other than securities issued by majority controlled, non-investment company subsidiaries, and government securities) exceed 40 percent of the value of its total assets exclusive of government securities and cash items on an unconsolidated basis. Pursuant to a rule of the Securities and Exchange Commission (the "Commission") under the Investment
Company Act, a company that otherwise would be deemed to be an investment company may be excluded from such status for a one-year period provided that such company has a bona fide intent to be engaged primarily, as soon as reasonably possible (and in any event within that one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities.

         If the Company would otherwise be deemed to be an investment company under the Investment Company Act, the Company intends to rely on the one year exemption described above and does not intend to register as an investment company under the Investment Company Act.

Item 2.          Properties

        On April 1, 1998, the Company sold its principal executive office in Sarasota, Florida to Zenith in accordance with the terms of the Asset Purchase Agreement. The building contained 112,000 square feet of space, as well as an adjacent parking facility. The Company currently leases office space at three locations in two states, including Florida, under terms expiring through January 2001. The Company incurred rent expense of $0.1 million for 1999. The Company has aggregate continuing lease commitments through April 2000 of $10,000 related to one location in which offices were closed during 1997 and have been subleased on a month-to-month basis.

Item 3.            Legal Proceedings

         In August 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement dated August 26, 1996 and effective September 1, 1996 with RNIC. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of Independent Association Administrators, Inc. ("IAA") prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. In December 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the Fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

         In March 1998, RIC and RPC were added as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

         In August 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. In September 1998, the plaintiffs filed a Notice of Appeal. In February 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. In June 1999, the Eleventh Circuit remanded the case to the district court, and the district court has assigned the case to a magistrate for handling pre-trial matters. At a status conference held in October 1999, the magistrate established deadlines for the filing of a motion for leave to amend the complaint, for supplemental briefing on pending motions, and set a hearing for March 7, 2000. Plaintiffs' counsel subsequently agreed to dismiss all claims against the Company without prejudice and filed a Second Amended Complaint that did not state claims against the Company. On February 25, 2000, the magistrate granted a consent motion with respect to the RISCORP defendants and ordered the dismissal of RIC and RPC without prejudice.

         In July 1999, a shareholder class action lawsuit was filed against RISCORP, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and
Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of RISCORP as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors pursuant to the terms of the Asset Purchase Agreement. The complaint seeks unspecified compensatory damages. RISCORP believes that these claims are without merit and intends to vigorously defend this suit.

         On or about February 15, 2000, an alleged shareholder of RISCORP filed a putative class action suit against the Company, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks either to enjoin the transaction or to recover an unspecified amount of damages. RISCORP has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

         On February 25, 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RNIC. The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the workers' compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

         In April 1999, RISCORP received an invoice from Salomon Smith Barney seeking approximately $2 million for financial advisory services rendered in connection with the sale to Zenith. RISCORP disputes any liability for the payment of such fees and intends to vigorously defend any cause of action instituted by Salomon Smith Barney seeking payment.

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

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         Following RISCORP's initial public offering in February 1996, RISCORP Class A Common Stock ($.01 par value) was traded on the NASDAQ Stock Market's National Market under the symbol "RISC." There is no public market for RISCORP's Class B Common Stock. Due to RISCORP's inability to timely file its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, RISCORP's Class A Common Stock was delisted in July 1997. Despite RISCORP's timely filing of all periodic reports for all periods subsequent to the third quarter of 1997, RISCORP's Class A Common Stock has remained delisted, and RISCORP has no intention to seek readmission for listing on NASDAQ or any other national securities exchange. Accordingly, since July 2, 1997, there has been no public market for RISCORP's Class A Common Stock.

         As of December 31, 1999, there were 370 record holders of Class A Common Stock. The following table sets forth the high and low per share bid prices for RISCORP's Class A Common Stock for each quarterly period, as reported to RISCORP by a national brokerage firm. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                 Per Share Bid Information for Class A Common Stock
---------------------------------------------------------------------------------------------------------------------
                              1999                                                       1998
         --------- ------------- ----------- ------------          ------------ ------------ ----------- ------------
         1st           2nd          3rd          4th                   1st          2nd         3rd          4th
         Quarter     Quarter      Quarter      Quarter               Quarter      Quarter     Quarter      Quarter
-------- --------- ------------- ----------- ------------ -------- ------------ ------------ ----------- ------------
High      1 1/2      1 21/32      1 47/64       2 5/8                 2 1/2        2 3/8       2 1/8       1 1/32
Low       25/32      1 5/16       1 9/16       1 23/32                25/32      1 31/32        7/8         23/32

     No dividends have been declared or paid since RISCORP's initial public offering and it is not anticipated that dividends will be paid in the foreseeable future.

Item 6.          Selected Financial Data

                                                                     Year Ended December 31

                                             1999            1998             1997             1996           1995
                                             ----            ----             ----             ----           ----
                                                             (in thousands, except for per share data)
Income Statement Data:
Revenues:
   Premiums earned                         $      -        $25,819         $179,729         $173,557        $135,887
   Fees and other income                        778          5,906           20,369           31,733          22,397
   Net realized gains                           150          4,280            1,546              105           1,016
   Net investment income                      5,473          7,103           16,447           12,194           6,708
                                           --------       --------         --------         --------        --------
           Total revenues                     6,401         43,108          218,091          217,589         166,008
                                           --------       --------         --------         --------        --------
Expenses:
   Losses and loss
     adjustment expenses                          -         24,016          104,052          114,093          82,532
   Unallocated loss
     adjustment expenses                          -          2,561           19,311           12,916          10,133
   Commissions and general and
     administrative expenses                 11,083         34,191           70,800           65,685          48,244
   Interest                                   1,349            676            1,919            2,795           4,634
   Depreciation and amortization                142          2,736            7,423           11,500           1,683
                                           --------       --------         --------         --------        --------
           Total expenses                    12,574         64,180          203,505          206,989         147,226
                                           --------       --------         --------         --------        --------



                                                                     Year Ended December 31

                                             1999            1998             1997             1996           1995
                                             ----            ----             ----             ----           ----
Income (loss) from operations                (6,173)       (21,072)          14,586           10,600          18,782
Loss on sale of net assets to Zenith         (3,292)       (47,747)               -                -               -
                                          ---------       --------         --------         --------        --------
Income (loss) before income taxes            (9,465)       (68,819)          14,586           10,600          18,782
Income taxes (1)                             (2,417)         2,056            7,300            8,202           5,099
                                          ---------       --------         --------         --------        --------
           Net income (loss)              $  (7,048)      $(70,875)        $  7,286         $  2,398        $ 13,683
                                          =========       ========         ========         ========        ========
Net income (loss) per share (4)           $   (0.19)      $  (1.91)        $   0.20         $   0.07        $   0.49
                                          =========       ========         ========         ========        ========
Net income (loss) per share assuming
   dilution (4)                           $   (0.19)      $  (1.91)        $   0.20         $   0.07        $   0.45
                                          =========       ========         ========         ========        ========
Weighted average common
  shares outstanding                         37,563         37,012           36,892           34,648          28,100
                                          =========       ========         ========         ========        ========
Weighted average common
  shares and common share
  equivalents outstanding (2) (3)            37,563         37,012           37,116           36,406          30,093
                                          =========       ========         ========         ========        ========


Balance Sheet Data (at end of year):
Cash and investments                      $  85,574       $ 37,686          $253,634        $281,963        $ 92,713
Total assets                                                95,076           123,393         749,650         828,442
443,242
Long-term debt                                    -              -            15,609          16,303          46,417
Shareholders' equity                         90,298         95,566           163,533         157,308          16,157


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

(3) The 1997 and 1996 shares include 790,336 and 225,503 shares, respectively, of Class A Common Stock pursuant to the contingency clauses in the acquisition agreement with IAA. See Note 4 to the Company's consolidated financial statements.

(4) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". As required by that pronouncement, these amounts have, for all years presented, been recalculated in accordance with its provisions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         As discussed more fully in Note 1(c) of the accompanying consolidated financial statements, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with that sale, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the operations of the Company consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company.

         Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities. Because of the significant changes in the operating activities of the Company after April 1, 1998, a comparison of the results of operations for 1999 to 1998 and 1997 is meaningless. Therefore, the results of operations for the year ended December 31, 1999 and for the nine months ended December 31, 1998 are explained separately with no comparison to the comparable prior periods. The results of operations of the Company prior to the April 1, 1998 sale to Zenith, compared to the comparable period in 1997 are included to comply with the requirements of the Exchange Act and the rules and regulations of the Securities and Exchange Commission; however, those results of operations are not indicative of the operations of the Company since April 1, 1998 and are not indicative of any future operations by the Company since no future operations are anticipated. A discussion of the balance sheets at December 31, 1999 and 1998 is included in the discussion that follows.

Results of Operations

April 1, 1998 to December 31, 1999

         During the year ended December 31, 1999 and the nine months ended December 31, 1998, the Company's operating activities consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company.

     An analysis of certain balances contained in the December 31, 1999 and 1998 consolidated balance sheets is as follows:

             At  December  31,   1999,   the  $1.9  million  of  cash  and  cash
            equivalents-restricted consisted of amounts on deposit with various governmental agencies. The $12.9 million decrease in restricted cash and cash equivalents from December 31, 1998 to December 31, 1999 is the result of the release of the funds held in the Zenith escrow account.

             The $63 million  increase in investments  from December 31, 1998 to
            December 31, 1999 resulted from the collection and subsequent investment of the proceeds from the sale to Zenith and of certain tax refunds, the release of the cash previously held in escrow, and the investment of funds previously held in bank accounts.

             The  elimination  of the  receivable  from Zenith from December 31,
            1998 to December 31, 1999 resulted from the collection in March 1999 of the remaining receivable from the sale to Zenith.

             The  $17.3  million  decrease  in  income  taxes  recoverable  from
            December 31, 1998 to December 31, 1999 is the result of the collection of taxes due from tax agencies.

             The $1.6 million decrease in other assets from December 31, 1998 to
            December 31, 1999 resulted from the collection of interest in March 1999 from the sale to Zenith.

             The $5.8  million and $7.3  million of other assets at December 31,
            1999 and 1998, respectively, consisted of $4.6 million and $5.2 million of prepaid expenses and $1.2 million and $2.1 million of accrued investment income, respectively.

             The $2.1 million  decrease in deferred  income taxes from  December
            31, 1998 to December 31, 1999 is due to the collection of taxes in March and October 1999.

             The  $5.1  million  decrease  in  accounts   receivable-other  from
            December 31, 1998 to December 31, 1999 is primarily due to the collection of $4.8 million of certain insurance proceeds.

             A summary of the accrued expenses and other liabilities at December
            31, 1999 and 1998 is as follows (in thousands):

                                                                        1999             1998
                                                                    --------------    ------------

                      Income taxes payable                           $  2,539          $  1,001
                      Accrued professional services                     1,819             2,518
                      Trade accounts payable                              205             1,309
                      Other accruals and payables                         215               778
                      Accrued legal settlement                              -            20,500
                      Payable to Zenith                                     -             1,721
                                                                     --------          --------

                      Total                                          $  4,778          $ 27,827
                                                                     ========          ========

           The $20.5 million decrease in the accrued legal settlement is due to the payment of this liability in April 1999.

         The Company's operating results for the year ended December 31, 1999 resulted in a net loss of $7 million. The following comments pertain to the Company's revenues and expenses for the year ended December 31, 1999:

             The $5.5 million of net investment income consisted of $1.3 million of interest income on the receivable from Zenith, $0.3 million of interest income on the $12.8 million balance previously held in escrow, and $3.9 million of investment portfolio income.

             Operating  expenses  totaled  $12.6  million and  consisted  of the following:

                     The  $11.1  million  of  commissions,   underwriting,   and
                    administrative expenses consisted of $1.2 million of management expenses, $1.7 million of accounting and auditing expenses, $2.9 million of legal expenses, $2.3 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, $2 million of amortization of unearned compensation relating to The Phoenix Management Company, Ltd. restricted stock award, and $1 million of other expenses.

                     The $1.4 million of interest expense consisted primarily of the interest paid in March 1999 on the settlement of a class action lawsuit.

                     Depreciation and amortization expense was $0.1 million. The
                    Company transferred all assets subject to amortization to Zenith in connection with the sale and retained $0.4 million of fixed assets (consisting principally of computer equipment) that are being depreciated over three years.

              The Company recorded a loss on sale of net assets to Zenith of $3.3 million pursuant to the terms of the Settlement Agreement, dated July 1999.

         The weighted average common and common share equivalents outstanding for the year ended December 31, 1999 was 37,562,906 as compared to 37,011,864 for the year ended December 31, 1998. These amounts include, for each period presented, the vested portion only, as of the end of such period, of shares issued in April 1998 under a Restricted Stock Award Agreement between RISCORP and The Phoenix Management Company, Ltd.

         As previously discussed, on April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith, and the Company's operations have been limited after that date. The Company's operating results for the nine months ended December 31, 1998 resulted in a net loss of $61.6 million. The following comments pertain to the Company's revenues and expenses for the nine months ended December 31, 1998:

             The  $47.7  million  loss on the  sale  to  Zenith  represents  the adjustment to the purchase price as determined by the neutral auditors.

             Net  realized  gains  were $2.8  million.  The net  realized  gains consisted primarily of gains on the sale of securities transferred to Zenith in connection with the Asset Purchase Agreement. For 1998, the net realized gains were $4.3 million, of which $1.3 million was the gain on the sale of Third Coast Holding Company recognized in the first quarter of 1998, as more fully discussed in Note 4 of the accompanying consolidated financial statements.

             Net  investment  income was $3.8  million.  Net  investment  income consisted of $1.8 million of interest income on the $49.9 million receivable from Zenith, interest income of $0.4 million on the $10 million balance in escrow, and $1.6 million of investment portfolio income.

             Operating  expenses  totaled $18.6  million.  This amount  included three significant non-recurring expenses that relate to the sale to Zenith. The first non-recurring expense totaled $3.4 million and consisted of severance payments to certain of the Company's former executives and employees. The second expense totaled $4.1 million and consisted of the issuance of RISCORP stock to The Phoenix Management Company, Ltd. ("Phoenix") in accordance with a Restricted Stock Award Agreement. The third expense totaled $2.8 million and represented a payment for a tax gross up related to the issuance of the restricted stock award to Phoenix. The remaining $8.3 million of operating expenses consisted of $2.8 million of accounting and auditing expenses, $1.7 million of recurring operating expenses such as rent, telephone, insurance, and similar costs, $1 million of adjustments to the Proposed Business Balance Sheet, $0.9 million of management expenses, $0.3 million of transition expenses incurred as a result of the sale to Zenith, and $1.6 million of other expenses.

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

             Depreciation and amortization expense was $0.3 million. The Company transferred all assets subject to depreciation and amortization to Zenith in connection with the sale except for $0.4 million of fixed assets (consisting primarily of computer equipment) that are being depreciated over three years.

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

Prior to April 1, 1998

        The discussion that follows relates to the operations and operating philosophy of the Company's activities that existed prior to April 1, 1998 and includes the results for the year ended December 31, 1998 compared to 1997.

        Prior to 1996, the Company's at-risk operations were focused in Florida. During 1996, RISCORP acquired RNIC and its 19 licenses and assumed business from several self insurance funds outside of Florida which allowed RISCORP to diversify its at-risk operations. A comparison of the Company's direct written premiums for 1998 and 1997 (prior to reinsurance cessions or assumptions) by state is presented below (in millions):

                                  Direct Premiums Written
                               ------------------------------
                                  1998 (a)           1997
                               -------------   --------------
Florida                           $  29.2          $ 180.8
Alabama                               4.1             39.1
North Carolina                        4.4             32.2
Other                                 1.0             28.4
                                 --------          -------
Total                             $  38.7          $ 280.5
                                 ========          =======

                           (a) 1st quarter 1998, prior to the sale to Zenith.

         Direct written premiums were reduced by the 65 percent quota-share reinsurance agreement (effective October 1996), with another reinsurer for certain non-Florida business. The 65 percent quota-share reinsurance agreement was reduced to 60 percent effective January 1, 1997 and was cancelled on a run-off basis on December 31, 1997.

         The majority of the Company's premiums were written in Florida, a regulated pricing state where premiums for guaranteed cost products were based on state-approved rates. However, prior to the sale to Zenith, the Company also offered policies that were subject to premium reductions as high deductible plans, participating dividend plans, or other loss sensitive plans. Pricing for those plans tended to be more competitively based, and the Company experienced increased competition during 1997 and 1998 in pricing those plans. In addition, in October 1996, the Florida Insurance Commissioner ordered workers' compensation providers to reduce rates by an average of 11.2 percent for new and renewal policies written after 1996. Concurrently, with the premium reduction effective January 1, 1997, the 10 percent managed care credit was phased out. This credit had been offered since 1994 to employers who met certain criteria for participating in a qualified workers' compensation managed care arrangement. In October 1997, Florida further reduced premium rates by 1.7 percent for new and renewal policies written after 1997. North Carolina approved a 13.7 percent decrease in loss costs, effective April 1, 1997, that the Company adopted in October 1997, which resulted in an overall effective rate reduction of 8.4 percent.

         The Company experienced increased pricing pressures during 1997. During 1997, the Company made the strategic decision to discontinue writing business owners' protection, commercial multiple peril, and auto, and to focus on its core workers' compensation business. Net written premiums on those discontinued lines of business were less than $1 million during 1997.

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

         Part of the Company's claims management philosophy was to seek recoveries for claims that were reinsured or that could be subrogated or submitted for reimbursement under various state recovery programs. As a result, the Company's losses and loss adjustment expenses were offset by estimated recoveries from reinsurers under specific excess-of-loss and quota-share reinsurance agreements, subrogation from third parties, and state "second disability" funds, including the Florida Special Disability Trust Fund ("SDTF").

        The following table shows direct, assumed, ceded, and net earned premiums for 1998 and 1997 (in millions):

                                        Year Ended December 31
                                    ------------------------------
                                        1998 (a)         1997
                                    --------------  --------------
Direct premiums earned                    $ 48.4        $328.2
Assumed premiums earned                      0.1          18.8
Premiums ceded to reinsurers               (22.7)       (167.3)
                                          ------        ------
Net premiums earned                        $25.8        $179.7
                                           =====        ======

                  (a) 1st quarter 1998, prior to the sale to Zenith.

        The Company experienced a decrease in direct earned premiums in the last six months of 1997 and the first quarter of 1998 primarily due to the decrease in new and renewal premiums experienced by the Company in the second, third, and fourth quarters of 1997. These premium declines resulted from, among other things, the adverse publicity pertaining to the A.M. Best ratings of RISCORP's insurance subsidiaries, RISCORP's inability to file its 1996 Form 10-K, 1997 Form 10-Qs, and 1996 audited statutory financial statements in a timely manner, the delisting of RISCORP's stock by NASDAQ, and the failure by Zenith to provide a cut-through endorsement for the non-Florida business, as requested by the Company.

        In September 1995, the Company entered into a fronting agreement with another insurer that enabled the Company to begin expansion into states where the RISCORP insurance companies were not licensed. The fronting agreement was cancelled effective December 31, 1997. The cancellation of the fronting agreement and the sale to Zenith were the primary reasons that the assumed premiums decreased to $0.1 million in 1998 from $18.8 million in 1997. The assumed premiums from the fronting agreement were $7.1 million for 1997. Although the Company assumed premiums from several insurers, the fronting agreement generated the majority of the assumed premiums.

        For 1997, the Company ceded 50 percent of its Florida premiums under a quota-share reinsurance agreement and 60 percent of the business written by RNIC under a separate quota-share agreement with Chartwell Reinsurance Company ("Chartwell"). The Company terminated the agreement with Chartwell at December 31, 1997; however, the reinsurer continues to receive premiums and to be responsible for its portion of all losses incurred on policies effective before the termination date. The decrease in ceded premiums to $22.7 million in 1998 from $167.3 million in 1997 was due primarily to the sale to Zenith and to the decrease in direct premiums earned discussed above.

        Fee income for 1998 was $5.7 million compared to $20.4 million for 1997. The decrease in fee income was primarily due to sale of the insurance operations to Zenith.

        Net investment income for 1998 and 1997 was $7.1 million and $16.4 million, respectively. Net investment income consists entirely of earnings from the investment portfolio, excluding realized gains and losses in 1997.

        The loss ratios for 1998 and 1997 were 93 percent and 58 percent, respectively. The 35 percent increase in the 1998 loss ratio was due primarily to $10.3 million of adverse gross loss development during the first quarter of 1998 in the 1997 and prior accident years from certain business written in Florida, $2.6 million of gross favorable loss development in Alabama and North Carolina, and $0.3 million of gross adverse loss development in business written by RNIC and RPC in several smaller states.

        Unallocated loss adjustment expenses for 1997 were $19.3 million. The unallocated loss adjustment expense ratio for 1998 and 1997 was 10 percent and 11 percent, respectively.

        Commissions and general expenses for 1998 and 1997 were $34.2 million and $70.8 million, respectively. The 1997 expenses were high due to severance payments incurred in connection with the June 1997 workforce reduction, increased accounting, auditing, consulting, and legal expenses primarily resulting from the Company's inability to file its 1996 financial statements in a timely manner, a $13 million expense recognized in the fourth quarter of 1997 in connection with the proposed settlement of a securities class action lawsuit, and increases in other operating expenses. The Company had no employees at the end of 1998 and approximately 580 at December 31, 1997.

        Interest expense for 1997 was $1.9 million.

        Depreciation and amortization expense for 1997 was $7.4 million.

Liquidity and Capital Resources

        RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with that sale to Zenith, the Company ceased substantially all of its former business operations and, accordingly, after April 1, 1998, the Company's primary source of cash flows has been generated from investment income. The Company's future cash requirements are expected to be satisfied through investment income and the liquidation of investments. Prior to the sale to Zenith, the Company historically met its cash requirements and financed its growth through cash flows generated from operations and borrowings. The Company's primary sources of cash flow from operations were premiums and investment income, and its cash requirements consisted principally of payment of losses and loss adjustment expenses, support of its operating activities, including various reinsurance agreements and managed care programs and services, capital surplus needs for the insurance subsidiaries, and other general and administrative expenses.

       Cash flows from operations for the year ended December 31, 1999 and 1998 was $1.6 million and $(37.6) million, respectively. The change from 1998 to 1999 was due primarily to the sale to Zenith and the cessation of substantially all the Company's former business operations.

       The Company has projected cash flows through December 2000 and believes it has sufficient liquidity and capital resources to support its operations.

       As of December 31, 1999 and 1998, RISCORP's insurance subsidiaries had combined statutory capital and surplus of $12 million and $156.5 million, respectively. The decline in combined statutory surplus from 1998 to 1999 is primarily the result of 1) the determination of the final purchase price to be paid by Zenith resulted in a $34.3 million loss on the sale being recorded by RISCORP's insurance subsidiaries, and 2) RISCORP's receiving and retaining of the proceeds from the sale to Zenith. Consequently, RISCORP's insurance subsidiaries recorded $94 million of receivables from RISCORP for their portion of those proceeds. Those receivable balances are classified as a non-admitted asset at December 31, 1999 because those receivables are more than 90 days past due. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their respective state of domicile.

       The  National   Association  of  Insurance   Commissioners   has  adopted
risk-based capital standards to determine the capital requirements of an insurance carrier based on the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount that is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. Those standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1999 and 1998, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements.

Market Risks of Investment Securities

       RISCORP's investment securities are exposed primarily to interest rate risk. The interest rate exposure is a result of the effect of changes in interest rates on the fair market value of the Company's investments. The Company used a sensitivity analysis prepared by the Company's investment advisor to estimate the amount of sensitivity to interest rate changes. For example, given the duration of a security, the market value of that security will increase if market interest rates decrease. Likewise, the value of the security will decrease if market interest rates increase.

       The estimated effect of potential increases in interest rates on the fair values of our investment securities follows (in thousands):

                                                  1999                                1998
                                     -------------------------------      ----------------------------
                                        Market            +100               Market          +100
                                        Value          Basis Points          Value        Basis Points
                                     ------------     --------------      ------------   --------------

Fixed-maturity securities              $ 78,981         $ 78,783            $ 15,980        $ 15,940
                                       ========         ========            ========        ========

       Should  significant   amounts  of  unrealized  losses  occur  because  of
increases in market yields, the Company would not expect to realize significant losses because the Company has the ability to hold such securities to maturity.

Year 2000

       The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing of date and date-sensitive calculations by computers and other machinery as the Year 2000 was approached and reached. Those types of problems could have resulted from hardware and software being unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources, such as the use of special codes and conventions that make use of a date field.

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

       Neither the Company, its suppliers, nor the financial institutions with which the Company maintains banking or investment accounts, experienced any known Year 2000 computer problems.

Item 8.           Financial Statements and Supplementary Data

         The   Company's   consolidated   financial   statements,   notes,   and
supplementary schedules are set forth on pages F-3 to F-42 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in, or disagreements with, accountants on accounting or financial disclosure for the two years ended December 31, 1999.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Shareholder Action - Proposal 1. Election of Directors" and "Management Directors and Executive Officers" included in RISCORP's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.

Item 11.          Executive Compensation

        The information required by this item will appear in the sections entitled "Executive Compensation" included in RISCORP's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

        The   information   required  by  this  item  will  appear  in,  and  is
incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Shareholders" included in RISCORP's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.

Item 13.          Certain Relationships and Related Transactions

        The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in RISCORP's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8 - K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

               Independent Auditors' Report...............................................................F-1
               Consolidated Balance Sheets at December 31, 1999 and 1998..................................F-3
               Consolidated Statements of Operations for the Years Ended December 31, 1999,
              1998, and 1997..............................................................................F-4
               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
              December 31, 1999, 1998, and 1997...........................................................F-5
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
              1998, and 1997..............................................................................F-6
               Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
              December 31, 1999, 1998, and 1997...........................................................F-8
               Notes to Consolidated Financial Statements.................................................F-9

    2.   Financial Statement Schedules

               I - Summary of investments - other than investments in related parties....................F-36
               II -Condensed financial information of registrant.........................................F-37
               IV - Reinsurance..........................................................................F-41
               VI - Supplemental information concerning property-casualty insurance operations...........F-42

         All other schedules are omitted because of the absence of conditions under which they are required or because the necessary information is provided in the consolidated financial statements or notes thereto.

    3.   Exhibits

        Set forth in paragraph (c) below.

(b) Reports on Form 8-K

        - RISCORP filed a current report on Form 8-K on October 28, 1999, disclosing the death of Mr. Frederick M. Dawson, former president and CEO of RISCORP.

        - RISCORP  filed a  current  report  on Form  8-K on  November  4,  1999 disclosing that RISCORP had signed a definitive agreement to merge with Griffin Acquisition Corp., a company controlled by Mr. William D. Griffin, the majority shareholder of RISCORP.

(c) Exhibits

        The following are filed as exhibits to this report:

EXHIBIT #                DESCRIPTION
---------                -----------


     10.1 First Amendment to Management Agreement by and between RISCORP, Inc., its subsidiaries, the estate of Frederick
                      M. Dawson, and Walter E. Riehemann, dated as of December 22, 1999.

     11               Statement Re Computation of Per Share Net Loss

     21               Subsidiaries of the Registrant

     27               Financial Data Schedule

                                  EXHIBIT 10.1

             First Amendment to Management Agreement by and between
            RISCORP, Inc., its subsidiaries, the estate of Frederick
       M. Dawson, and Walter E. Riehemann, dated as of December 22, 1999.

                                 FIRST AMENDMENT
                                       TO
                              MANAGEMENT AGREEMENT


         THIS FIRST AMENDMENT TO MANAGEMENT AGREEMENT (this "Amendment") is made and entered into as of the 22nd day of December, 1999, by and among The Phoenix Management Company, Ltd., a Florida limited partnership (the "Management
Company"), RISCORP, Inc., a Florida corporation ("RI"), RISCORP Management Services, Inc., a Florida corporation ("RMS"), 1390 Main Street Services, Inc., a Florida corporation ("1390"), RISCORP of Illinois, Inc., an Illinois corporation ("ROI"), Independent Association Administrators, Incorporated, an
Alabama corporation ("IAA"), RISCORP Insurance Services, Inc., a Florida corporation ("RIS"), RISCORP Managed Care Services, Inc., a Florida corporation ("RMCS"), CompSource, Inc., a North Carolina corporation ("CompSource"), RISCORP Real Estate Holdings, Inc., a Florida corporation ("RREH"), RISCORP West, Inc., an Oklahoma corporation ("RWl"), RISCORP of Florida, Inc., a Florida corporation ("ROF"), RISCORP Insurance Company, a Florida corporation ("RIC"), RISCORP
Property & Casualty Insurance Company, a Florida corporation ("RPC"), RISCORP National Insurance Company, a Missouri corporation ("RNIC"), RISCORP Services, Inc., a Florida corporation ("RSI"), RISCORP Staffing Solutions Holding, Inc., a Florida corporation ("RSSH"), RISCORP Staffing Solutions, Inc. I, a Florida corporation ("RSSI"), and RISCORP Staffing Solutions, Inc. II, a Florida corporation ("RSSII") (RI, RMS, 1390, ROI, IAA, RIS, RMCS, CompSource, RREH, RWI, ROF, RIC, RPC, RNIC, RSI, RSSH, RSSI and RSSII are hereinafter collectively or, if the context otherwise requires, individually referred to as "RISCORP"), the estate of Frederick M. Dawson, and Walter E. Riehemann, an individual resident of the State of Florida ("Mr. Riehemann").

         WHEREAS, on February 18, 1998, RISCORP entered into a management agreement (the "Agreement") with the Management Company to provide all management services required in connection with the ongoing operations of RISCORP following the sale of substantially all of its assets to Zenith Insurance Company;

         WHEREAS, at the time RISCORP entered into the Agreement, Dawson Managers, Inc., the general partner of the Management Company, was owned and controlled by Mr. Frederick M. Dawson, the former president and chief executive officer of RISCORP;

         WHEREAS, on October 24, 1999, Mr. Dawson died of complications from colon cancer;

         WHEREAS, prior to Mr. Dawson's death, Mr. Walter E. Riehemann, former senior vice president and general counsel of RISCORP, assumed an integral role in the activities and operations of the Management Company and had principal operational responsibility for the resolution of the claims and contingencies pending against RISCORP or that have been or might be asserted by RISCORP;

         WHEREAS, on November 12, 1999, Mr. Riehemann exercised an option to purchase all of the outstanding shares of Dawson Managers, Inc. from the estate of Mr. Dawson and, as such, will control the activities and operations of the Management Company;

         WHEREAS,  given the  proposed  privatization  of RISCORP  and the other significant contingencies that are pending, the Board of Directors has determined that it is in the best interest of RI and its shareholders to amend the Management Agreement on the terms and conditions set forth herein;

         WHEREAS,   in  connection  with  entering  into  this  Amendment,   the
Management Company desires to assign the Agreement to Dawson Managers, Inc. with such assignment to be effective as of December 1, 1999.

         NOW, THEREFORE, in consideration of the mutual covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

         1. Section 3.1. Section 3.1 of the Agreement is hereby amended by deleting the words "Mr. Dawson" in the second sentence thereof and inserting the words "Mr. Riehemann" in its place.

         2. Section 4.1. Section 4.1 of the Agreement is hereby amended by deleting "$100,000" in the first sentence thereof and inserting "$70,000" in its place.

         3. Section 7.4. Section 7.4 of the Agreement is hereby amended by deleting "(i) Mr. Dawson" and inserting "(i) Mr. Riehemann" in its place.

         4. Section 7.5. Section 7.5(B) of the Agreement is hereby deleted in its entirety and, in lieu thereof, the following new paragraph 7.5(B) is hereby inserted:

                  B.       Upon the  termination of this  Agreement  pursuant to
                           Section 7.4(viii) or (ix), the Management Company shall be entitled to retain the $600,000 prepayment described in Section 4.1 hereof and RISCORP shall pay the Management Company an additional amount equal to the difference between (1) $520,000 and (2) the aggregate amount of the monthly management fees paid to the Management Company pursuant to Section 4.1 hereof on or after December 1, 1999 and prior to the effective date of such termination.

         5. Article VIII. Article VIII of the Agreement is hereby amended by deleting the second sentence thereof in its entirety and, in lieu thereof, inserting the following new sentence:

                  "Notwithstanding the foregoing, the parties hereto agree that RISCORP is entering into this Agreement with the Management Company to, among other things, obtain the personal services of Mr. Riehemann in connection with the performance of the Services hereunder and, accordingly, the Management Company shall have no authority to delegate those duties typically performed by a chief executive officer of a corporation to any person other than Mr. Riehemann without the prior approval of the Board of Directors."

         6. Effective Time. The parties agree that this Amendment shall be effective as of December 1, 1999.

         7. Consent to Assignment. RISCORP hereby consents to the assignment of the Management Agreement, as amended, from the Management Company to Dawson Managers, Inc. and ratifies and confirms that all references in the Agreement to the Management Company shall be references to Dawson Managers, Inc. after the effective date hereof.

         8. Other Terms and Conditions Ratified and Confirmed. All of the terms and conditions of the Agreement are hereby ratified and confirmed by the parties and shall remain in full force and effect.

         9. Counterparts. This amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one in the same instrument.

                            [Signatures on Next Page]

         IN  WITNESS  WHEREOF,   the  undersigned  parties  have  executed  this
Amendment to be effective as of December 1, 1999.

               RISCORP, Inc., individually and on behalf of each of its subsidiaries identified as parties to this Agreement


                                   /S/
                              Seddon Goode, Jr.
                              Director


                                   /S/
                              George E. Greene III
                              Director


                                   /S/
                              Walter L. Revell
                              Director


                              THE PHOENIX MANAGEMENT
                              COMPANY, LTD.

                              By:  Dawson Managers, Inc., its General Partner


                                   /S/
                              Walter E. Riehemann
                              President


                                   /S/
                              Walter E. Riehemann


                              ESTATE OF FREDERICK M. DAWSON


                                   /S/
                              Karen Dawson
                              Executrix

                                                    EXHIBIT 11

                                  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                          RISCORP, INC. AND SUBSIDIARIES

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                             1999               1998          1997
                                                             ----               ----          ----

Net income (loss)                                        $ (7,048,000)     $(70,875,000)     $ 7,286,000
                                                         ============      ============      ===========

Average outstanding shares used for
  calculating basic earnings or loss per share (1)         37,562,906        37,011,864      36,891,864
Additional common shares issuable under
  employee stock options using the treasury stock
  method (2)                                                       -                 -          223,808
                                                         ------------       -----------      ----------
Average outstanding shares used for
  calculating diluted earnings or loss per share           37,562,906        37,011,864      37,115,672
                                                         ============       ===========      ==========
Net income (loss) per share                              $      (0.19)      $     (1.91)     $     0.20
                                                         =============      ============     ==========
Net income (loss) per share - assuming dilution          $      (0.19)      $     (1.91)     $     0.20
                                                         =============      ============     ==========


(1) The 1997 shares include 790,336 shares of Class A Common Stock pursuant to the contingency clause in the acquisition agreement with Independent Association Administrators, Inc.
(2) Based on the average quarterly market price.

                                                    EXHIBIT 21

                                          RISCORP, INC. AND SUBSIDIARIES
                                          SUBSIDIARIES OF THE REGISTRANT
                                                 DECEMBER 31, 1999



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

SIGNATURES

         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 9th day of March, 2000.

                                                  RISCORP, INC.

                                         By:      /s/ Walter E. Riehemann
                                                  Walter E. Riehemann
                                                  President and General Counsel


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                    TITLE                                   DATE


/s/ Walter E. Riehemann
Walter E. Riehemann                          President and General Counsel           March 9, 2000
                                             (principal executive officer)


/s/ Edward W. Buttner IV
Edward W. Buttner IV                         Chief Accounting Officer                March 9, 2000



/s/ Seddon Goode, Jr.
Seddon Goode, Jr.                            Director                                March 9, 2000



/s/ George E. Greene III
George E. Greene III                         Director                                March 9, 2000



/s/ Walter L. Revell
Walter L. Revell                             Director                                March 9, 2000


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

As discussed in note 19 to the accompanying consolidated financial statements, the Company, its subsidiaries, and certain of its current and former officers and directors, have been named as defendants in various litigation matters which, if the plaintiffs prevail, could have a material adverse effect on the accompanying financial statements. Management's plans with respect to these matters are also discussed in Note 19. The accompanying financial statements do not include any adjustments that might result from the outcome of the aforementioned litigation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RISCORP, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




[GRAPHIC OMITTED]

Atlanta, Georgia
March 6, 2000

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                    December 31

                                                                                             1999               1998
                                                                                        --------------     --------------
                                         ASSETS
Investments:
   Fixed maturities available for sale, at fair value (amortized cost $226,240
      $76,058 in 1999 and $6,666 in 1998)                                               $      75,959      $       6,716
   Fixed maturities available for sale, at fair value (amortized cost $2,995
      in 1999 and $9,047 in 1998)--restricted                                                   3,022              9,264
                                                                                        -------------      -------------
      Total investments                                                                        78,981             15,980

Cash and cash equivalents                                                                       4,668              6,864
Cash and cash equivalents--restricted                                                           1,925             14,842
Receivable from Zenith                                                                              -             49,933
Accounts receivable--other                                                                      2,545              7,674
Income taxes recoverable                                                                            -             17,277
Deferred income taxes                                                                           1,010              3,141
Property and equipment, net                                                                       196                337
Other assets                                                                                    5,751              7,345
                                                                                        -------------      -------------
   Total assets                                                                         $      95,076      $     123,393

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities - accrued expenses and other liabilities                                    $       4,778      $      27,827
                                                                                        -------------      -------------
Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized;
       14,258,671 shares issued                                                                   143                143
   Class B Common Stock, $.01 par value, 100,000,000 shares authorized;
       24,334,443 shares issued and outstanding                                                   243                243
   Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued or
       outstanding                                                                                  -                  -
   Additional paid-in capital                                                                 142,688            142,688
   Retained deficit                                                                           (52,728)           (45,680)
   Unearned compensation--restricted stock                                                          -             (2,000)
   Treasury Class A Common Stock--at cost, 112,582 shares                                          (1)                (1)
   Accumulated Other Comprehensive Income (Loss):
      Net unrealized gains (losses) on investments                                                (47)               173
                                                                                        -------------      -------------
         Total shareholders' equity                                                            90,298             95,566
                                                                                        -------------      -------------
         Total liabilities and shareholders' equity                                     $      95,076      $     123,393
                                                                                        =============      =============


See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                     Year Ended December 31
                                                                       ----------------------------------------------------

                                                                            1999               1998              1997
                                                                       ---------------     --------------    --------------
Revenues:
    Fees and other income                                              $         778       $       5,906      $     20,369
    Net realized gains                                                           150               4,280             1,546
    Net investment income                                                      5,473               7,103            16,447
    Premiums earned                                                                -              25,819           179,729
                                                                       -------------       -------------      ------------
        Total revenues                                                         6,401              43,108           218,091

Expenses:
    Commissions and general and administrative expenses                       11,083              34,191            70,800
    Interest                                                                   1,349                 676             1,919
    Depreciation and amortization                                                142               2,736             7,423
    Losses and loss adjustment expenses                                            -              24,016           104,052
    Unallocated loss adjustment expenses                                           -               2,561            19,311
                                                                       -------------       -------------      ------------
        Total expenses                                                        12,574              64,180           203,505
                                                                       -------------       -------------      ------------

Income (loss) from operations                                                 (6,173)            (21,072)           14,586
Loss on sale of net assets to Zenith                                          (3,292)            (47,747)                -
                                                                       -------------       -------------      ------------

Income (loss) before income taxes                                             (9,465)            (68,819)           14,586
Income tax expense (benefit)                                                  (2,417)              2,056             7,300
                                                                       -------------       -------------      ------------
        Net income (loss)                                              $    (  7,048)      $     (70,875)     $      7,286
                                                                       =============       =============      ============

Per share data:
    Net income (loss) per common share-basic                           $       (0.19)      $       (1.91)    $       0.20
                                                                       =============       =============      ============
    Net income (loss) per common share-diluted                         $       (0.19)      $       (1.91)    $       0.20
                                                                       =============       =============      ============

Weighted average common shares outstanding                                37,562,906          37,011,864        36,891,864
                                                                       =============       =============      ============
Weighted average common shares and common share equivalents
    outstanding                                                           37,562,906          37,011,864        37,115,672
                                                                       =============       =============      ============





See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1998, and 1999
                                 (in thousands)


                                                                         Net
                                                                     Unrealized
                                     Class A    Class B  Additional     Gains                  Retained                Total
                                     Common     Common     Paid-in  (Losses) on    Unearned    Earnings   Treasury  Shareholders'
                                      Stock      Stock     Capital   Investments  Compensation (Deficit)   Stock       Equity
                                     -------    -------  ----------  -----------  ------------ ---------  --------  ------------


Balance, January 1, 1997             $ 120      $ 243   $ 137,813     $ 1,769      $  (546)    $ 17,909   $    -    $ 157,308

Net income                               -          -           -           -            -        7,286        -        7,286

Purchase of treasury stock               -          -           1           -            -            -       (1)           -

Change in unearned compensation          -          -      (1,840)          -          546            -        -       (1,294)

Increase in net unrealized gains on
   investments                           -          -           -         233            -            -        -          233
                                     -------    -------  ----------  ----------- ------------  ---------  --------  ------------

Balance, December 31, 1997             120        243     135,974       2,002            -       25,195       (1)     163,533

Net loss                                 -          -           -           -            -      (70,875)       -      (70,875)

Issuance of common and restricted stock 26          -       6,714           -       (2,000)           -        -        4,740

Decrease in net unrealized gains
     on investments                      -          -           -      (1,829)           -            -        -       (1,829)

Other adjustments                       (3)         -           -           -            -            -        -           (3)
                                     -------    -------  ----------  ----------- ------------  ---------  --------  ------------

Balance, December 31, 1998             143        243     142,688         173       (2,000)     (45,680)      (1)      95,566

Net loss                                 -          -           -           -            -       (7,048)       -       (7,048)

Amortization of unearned compensation    -          -           -           -        2,000            -        -        2,000

Change in net unrealized gains
   on investments                        -          -              -      (220)          -            -        -         (220)
                                     -------    -------  ----------  ----------- ------------  ---------  --------  ------------

Balance, December 31, 1999           $ 143      $ 243   $ 142,688      $   (47)    $     -      $(52,728) $   (1)    $ 90,298
                                     =======    =======  ==========  =========== ============  =========  ========  ============















See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                            -----------------------------------------------
                                                                                1999               1998            1997
                                                                            --------------     -------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                      $      (7,048)      $   (70,875)    $    7,286
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                 142             2,736          7,423
      Amortization of unearned compensation                                       2,000                 -              -
      Loss on sale of net assets to Zenith                                        3,292            47,747              -
      Loss (gain) on disposal of property and equipment                               -               (99)           291
      Net realized gain on sale of investments                                     (150)           (4,280)        (1,545)
      Gain on sale of personal residence                                              -                (1)             -
      Net amortization of discounts on investments                                  (73)              166             14
      Issuance of RISCORP, Inc. stock                                                 -             4,740              -
      Other                                                                          15             1,181              -
      Change in:
         Premiums receivable, net                                                     -            16,627         22,026
         Accounts receivable--other                                               5,129            (1,558)        (5,104)
         Recoverable from Florida State Disability Trust Fund, net                    -               659          4,295
         Reinsurance recoverables                                                     -           (30,051)        (3,553)
         Prepaid reinsurance premiums                                                 -             8,301         19,807
         Prepaid managed care fees                                                    -             2,238         23,537
         Accrued reinsurance commissions                                              -            (1,481)       (16,770)
         Income taxes recoverable                                                17,277           (17,277)             -
         Deferred tax assets                                                      2,250            20,181            431
         Other assets                                                             1,594               495         (3,249)
         Loss and loss adjustment expense reserves                                    -            25,253        (21,502)
         Unearned premiums                                                            -           (13,147)       (46,280)
         Accounts payable--related party                                              -                 -         (1,171)
         Accrued expenses and other liabilities                                 (22,832)          (29,140)        (8,880)
                                                                           ------------        ----------     ----------
             Net cash provided by (used in) operating activities                  1,596           (37,585)       (22,944)
                                                                           ------------        ----------     ----------

Cash flows from investing activities:
   Proceeds from:
      Sales and maturities of fixed maturities--available for sale              357,510            86,533        130,542
      Maturities of fixed maturities--held to maturity                                -             6,000          1,885
      Sale of equity securities                                                     150             1,324          4,284
      Sale of equipment                                                               -               255            158
      Sale of personal residence                                                      -               436              -
   Purchase of:
      Fixed maturities--available for sale                                     (420,800)          (69,215)      (100,499)
      Fixed maturities--held to maturity                                              -            (5,874)        (1,237)
      Equity securities                                                               -                 -           (637)
      Property and equipment                                                          -              (971)        (4,477)
      Personal residence                                                              -              (435)             -

                    (continued)

                         RISCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                            ------------------------------------------------
                                                                                1999               1998            1997
                                                                            --------------     -------------    ------------
Cash flows from investing activities (continued):
      Net cash received from Zenith for sale of net assets                       46,431            35,000                -
   Purchase (net of cash acquired) of:
      Cash and investments not yet transferred to Zenith                              -             7,404                -
      Maryland NARM Fund                                                              -                 -              134
                                                                              ---------          --------         --------
         Net cash provided by (used in) investing activities                    (16,709)           60,457           30,153
                                                                              ---------          --------         --------

Cash flows from financing activities:
   Transfer of cash and cash equivalents from (to) restricted balances           12,917           (30,856)         (13,295)
   Increase (decrease) in deposit balances payable                                    -            (1,598)             725
   Decrease in unearned compensation                                                  -                 -              546
   Purchase of treasury stock subject to put options                                  -                 -           (2,100)
   Principal repayments of notes payable                                              -              (412)            (694)
   Other, net                                                                         -                 -           (1,840)
                                                                              ---------          --------         --------
         Net cash provided by (used in) financing activities                     12,917           (32,866)         (16,658)
                                                                              ---------          --------         --------

Net decrease in cash and cash equivalents                                        (2,196)           (9,994)          (9,449)
Cash and cash equivalents, beginning of year                                      6,864            16,858           26,307
                                                                              ---------          --------         --------
Cash and cash equivalents, end of year                                         $  4,668           $ 6,864         $ 16,858
                                                                              =========          ========         ========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                                 $  1,154          $    493         $  1,928
                                                                              =========          ========         ========
      Income taxes                                                             $    247          $  2,341         $  6,566
                                                                              =========          ========         ========

Supplemental schedule of noncash investing and financing activities:

     As of April 1, 1998, the Company sold substantially all of its insurance assets and transferred certain liabilities to Zenith. In conjunction with the sale and transfer, a $49,933 receivable from Zenith was recorded as of December 31, 1998 [see Note 1(c)].














See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                            ------------------------------------------------
                                                                                1999               1998            1997
                                                                            --------------     -------------    ------------

Net income (loss)                                                          $     (7,048)       $  (70,875)       $   7,286
                                                                           ------------        ----------        ---------

Other comprehensive income (loss), before income taxes:
       Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during year                       (339)              194           (2,392)
       Income tax expense (benefit) related to items of other
          comprehensive income (loss)                                              (119)               68             (837)
                                                                           ------------        ----------        ---------
Other comprehensive income (loss), net of income taxes                             (220)              126           (1,555)
                                                                           ------------        ----------        ---------

Total comprehensive income (loss)                                          $     (7,268)       $  (70,749)       $   5,731
                                                                           ============        ==========        =========


                         RISCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)   Background and Sale to Zenith Insurance Company

      (a) Background

          RISCORP, Inc. ("RISCORP") was formed in February 1996 through the reorganization and consolidation of several affiliated companies (collectively, the "Company") that were under the common control of a majority shareholder, who, at that time, was the Chairman of the Board and Chief Executive Officer of RISCORP. The reorganization and consolidation qualified as a tax-free reorganization of commonly controlled entities and was accounted for in a manner similar to a "pooling of interests."

          In November 1996, at a special meeting of the Board of Directors of RISCORP, the Board voted to establish a Strategic Alternatives Committee to evaluate alternatives to maximize shareholder value, including, without limitation, potential acquisitions, joint ventures, mergers, strategic alliances, and the sale of all or part of RISCORP and its subsidiaries. The actions of the Strategic Alternatives Committee during the period from November 1996 through June 1997 culminated in the execution of the Asset Purchase Agreement on June 17, 1997 [as more fully described in Note 1(c)] for the sale and transfer of certain of RISCORP's and its subsidiaries' assets and liabilities to another insurer for cash. In addition, the Florida Insurance Department requested the purchaser to provide an interim reinsurance agreement and cut-through endorsement on all inforce business as of June 17, 1997 and all new and renewed business written after June 17, 1997. This reinsurance agreement only provided coverage for Florida workers' compensation policyholders and was approved by the Florida Insurance Department.

          Following RISCORP's inability to timely file its Annual Report on Form 10-K for the year ended December 31, 1996 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, RISCORP's Class A Common Stock was delisted in July 1997 by the NASDAQ Stock Market's National Market, on which its stock was traded. RISCORP filed its 1996 Form 10-K/A on October 28, 1997 and amended that filing on February 27, 1998 in response to comments received from the Securities and Exchange Commission ("SEC") in connection with the preparation of RISCORP's special meeting proxy statement that was mailed to shareholders on March 3, 1998. Despite RISCORP's timely filing of all periodic reports for all periods subsequent to the third quarter of 1997, RISCORP's Class A Common Stock has remained delisted, and RISCORP has no intention to seek readmission for listing on NASDAQ or any national securities exchange.

      (b)  Execution of Merger Agreement with William D. Griffin

          In November 1999, RISCORP entered into a definitive agreement (the "Merger Agreement") to merge with Griffin Acquisition Corp. ("Acquiror"), a company controlled by Mr. William D. Griffin, the majority shareholder of RISCORP. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class A Common Stock will receive $2.85 in cash, plus a contingent right to receive an additional pro rata cash amount if RISCORP recovers any additional amounts from Zenith Insurance Company. Under the terms of the Merger Agreement, Acquiror will assume all of the liabilities of RISCORP, including its pending litigation. The transaction is subject to customary closing conditions, including shareholder approval, and is expected to close in the second quarter of 2000. This transaction, if consummated, will constitute a going private transaction.

       (c) Sale to Zenith Insurance Company

          As of April 1, 1998, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith

Insurance Company ("Zenith"). In connection with the sale to Zenith, the Company ceased substantially all of its former business operations, including its insurance operations. Accordingly, after such date, the Company's operations consisted principally of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

          On July 7, 1999, the Company and Zenith settled, with certain limited exceptions, the claims arising out of the sale. The Asset Purchase Agreement contemplated a post-closing purchase price adjustment based on the difference between the book value of the assets purchased and the book value of the liabilities assumed as of the closing date. In connection with the determination of the final purchase price, a dispute arose between the parties regarding, among other things, the book value of the assets and liabilities of the business, Zenith's assumption of certain operating liabilities of the business, and each party's indemnification obligations under the Asset Purchase Agreement. The terms of the settlement included, among other things, RISCORP's right to seek correction of alleged errors made by the neutral auditors in connection with its determination of certain reinsurance recoverable adjustments contained in the Final Business Balance Sheet. On October 7, 1999, the neutral auditors denied RISCORP's request for correction of these errors. On January 5, 2000, RISCORP filed a lawsuit against Zenith and the neutral auditors in the Superior Court of Fulton County, Georgia, seeking correction of these alleged errors.

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

          As more fully described in Note 1(c), RISCORP and certain of its subsidiaries entered into an Asset Purchase Agreement with Zenith for the sale of substantially all of their assets and the transfer of certain liabilities in exchange for cash. The Company's computer systems and proprietary computer software, including the policy issue, management system, and claims systems, were included in the assets sold to Zenith.


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

          As more fully described in Note 1(c), the Company transferred the unearned premium reserve to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

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

          As more fully described in Note 1(c), the Company transferred the SDTF recoverable to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (d) Investments

          Fixed maturity investments are securities that mature at a specified future date more than one year after being acquired. Fixed maturity securities that may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax-planning purposes, or other similar factors, are classified as "available for sale" and are carried at fair value as determined using values from independent pricing services.

          When owned, equity securities (common and nonredeemable preferred stocks) were carried at fair value. If the current market value of equity securities was higher than the original cost, the excess was an unrealized gain, and if lower than the original cost, the difference was an unrealized loss. The net unrealized gains or losses on equity securities, net of the related deferred income taxes, were reported as a separate component of shareholders' equity, along with the net unrealized gains or losses on fixed maturity securities available for sale.

          Realized gains and losses on sales of investments are recognized as income or loss on the specific identification basis, as of the trade date. Impairment losses, if any, resulting from other-than-temporary declines in fair value are included in net investment income.

          As more fully described in Note 1(c), the Company transferred the major portion of its investment portfolio, including restricted investments, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (e) Losses and Loss Adjustment Expenses

          The liabilities for losses and loss adjustment expenses were based on an actuarial determination and represented management's best estimate of the ultimate cost of losses and loss adjustment expenses that were unpaid at the balance sheet date, including incurred but not reported claims. Although the liabilities were supported by actuarial projections and other data, such liabilities were ultimately based on management's reasoned expectations of future events. The liabilities for losses and loss adjustment expenses were continually reviewed and, as adjustments became necessary, such adjustments were included in current operations.

          The Company recognized reinsurance recoveries, estimated recoveries from the SDTF, and subrogation from third parties as reductions to losses incurred.

          As more fully described in Note 1(c), the Company transferred the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (f) Reinsurance

          Premiums and losses and loss adjustment expenses ceded by the Company under reinsurance contracts in which the Company was provided indemnification against loss or liability relating to specified insurance risks were reported as reductions to premiums earned and losses and loss adjustment expenses, respectively. Amounts recoverable for ceded losses and loss adjustment expenses and ceded unearned premiums under reinsurance agreements were reported as assets. Reinsurance contracts that did not transfer risk were accounted for as deposits.

          As more fully described in Note 1(c), the Company transferred the reinsurance assets and liabilities to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (g) Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and deferred tax liabilities are established for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Such temporary differences were principally related to the deferral of policy acquisition costs, tax-basis discount on reserves for unpaid losses and loss adjustment expenses, the deductibility of unearned premiums, the allowance for uncollectible premiums receivable, and the amortization of goodwill. A valuation allowance has been established to reduce the net deferred tax asset to an amount that, in the opinion of management, is more likely than not to be realized.

      (h) Policy Acquisition Costs

          The costs of acquiring and renewing business, principally commissions, premium taxes, and other underwriting expenses, were deferred to the extent recoverable and amortized over the terms of the related policies. Anticipated investment income was considered in the determination of recoverability. Unearned ceding commissions were reported as a reduction to deferred policy acquisition costs. The policy acquisition costs deferred in 1998 and 1997 totaled $8.9 million and $41 million, respectively. The 1998 and 1997 policy acquisition costs amortized totaled $11.4 million and $49.2 million, respectively. The amortization of policy acquisition costs was included in commissions and general and administrative expenses in the accompanying consolidated statements of operations for 1998 and 1997.

          As more fully described in Note 1(c), the Company transferred the deferred policy acquisition cost asset to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (i) Goodwill

          The costs in excess of net assets acquired, or goodwill, represent the unamortized excess of the cost over the underlying net assets of companies acquired. The goodwill has been amortized on a straight-line basis over periods ranging from five to 15 years. The amortization expense for 1998 and 1997 totaled $0.9 million and $3.3 million, respectively, and accumulated amortization as of December 31, 1997 was $11.3 million. The net assets acquired in excess of cost, or "negative" goodwill, have been amortized on a straight-line basis over 10 years. The income from amortization of negative goodwill totaled $0.2 million and $0.8 million for 1998 and 1997, respectively. As more fully described in Note 1(c), the Company transferred the goodwill, including "negative" goodwill, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

          The Company periodically reviewed its assets subject to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and, when events or changes in circumstances indicated that the carrying amount of an asset may no longer be fully recoverable, the Company reviewed the recoverability of the asset principally by estimating the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying value of the asset, the Company recognized an impairment loss. The measurement of an impairment loss was based on the carrying amount and estimated fair value of the asset.

      (j) Property and Equipment

          Property and equipment have been recorded at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the useful lives of the related assets. Property and equipment recorded under capital lease arrangements was being amortized over the shorter of the asset's useful life or the lease term.

          The Company capitalized incremental internal and external costs directly related to internally developed software to meet the Company's needs. Those software development projects represented major system enhancements or replacements of existing operating management information systems. Capitalization commenced when management had committed to funding the software project and it was probable that upon completion the software would perform its intended function. The capitalized costs were recorded as property and equipment and amortized using the straight-line method over three years. In 1998, the Company capitalized costs of $0.3 million and recorded amortization expense for internally developed software costs of $0, $0.1 million, and $0.3 million for 1999, 1998, and 1997, respectively.

          As more fully described in Note 1(c), the Company transferred the major portion of the property and equipment, including the internally developed software, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

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

     The Company had restricted cash at December 31, 1999 of $1.9 million, consisting of deposits with various governmental agencies.

      (m) Premiums Receivable, Net

          As more fully described in Note 1(c), the Company transferred the premiums receivable balance and related allowance for uncollectible amounts to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (n) Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of two earnings per share ("EPS") calculations, basic EPS and diluted EPS, in the consolidated statements of operations. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares for the dilutive effect of stock options, contingent shares, and other common stock equivalents.

          The components of the weighted average shares used in the EPS calculations are summarized as follows:

                                          1999           1998            1997
  Average outstanding shares used for
        calculating basic EPS          37,562,906     37,011,864      36,891,864
  Effect of stock options                      --             --         223,808
                                       ----------     ----------      ----------
  Average outstanding shares used for
           calculating diluted EPS     37,562,906     37,011,864      37,115,672
                                       ==========     ==========      ==========


      (o) Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments and encourages, but does not require, adoption of that method. RISCORP has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measuring compensation cost. However, as required by SFAS 123, RISCORP has disclosed pro forma net income or loss per share for 1999, 1998, and 1997, as if the provisions of SFAS 123 had been adopted (see Note 12).

      (p) Year 2000

          Neither the Company, its suppliers, nor the financial institutions with which the Company maintains banking or investment accounts, experienced any known Year 2000 computer problems.

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

               Liquidity Risk is the risk that the liquidity of the Company could have been materially adversely affected if Zenith had prevailed in the dispute resolution process with respect to the determination of the final purchase price or if there had been a material delay in the Company's receipt of the final payment determined to be payable by Zenith. See Note 1(c) for further discussion of this issue.

      (r) Restructuring Charges

          In June 1997, the Company implemented a workforce reduction and a consolidation of the Company's management team, field offices, and products. The reduction in the work force resulted in the termination of 128 employees. The Company also announced in June 1997 its intention to focus solely on its core workers' compensation insurance business and to close all field offices, except Charlotte and Birmingham, by the end of 1997. The Company recorded $5.8 million in non-recurring expenses during the second quarter of 1997 in connection with the workforce reduction and consolidation of the field offices and products. Those non-recurring expenses consisted principally of severance expenses of $5.1 million and occupancy costs of $0.7 million, of which $0.1 million and $7,000, respectively, were unpaid as of December 31, 1999 and $0.4 million and $0.2 million were unpaid as of December 31, 1998. Those non-recurring expenses were included in commissions and underwriting and administrative expenses in the accompanying 1997 consolidated statement of operations.

      (s) Participating Insurance Policies

          The Company offered participating insurance policies in connection with custom plans, flexible retention plans, and preferred account dividend plans. Policyholder dividends were approved quarterly by the Board of Directors and were based on the actual loss experience of each of the policies. Participating policies represented 20 percent and 16 percent of written premiums as of March 31, 1998 (just prior to the sale to Zenith) and December 31, 1997, respectively. The Company paid dividends to participating policyholders of $8.5 million during 1997. No policyholder dividends were paid in 1998; however, the policyholder dividends expected to be paid after 1997 were reduced by $0.5 million during the quarter ended March 31, 1998 due to loss experience.

          As more fully described in Note 1(c), the Company transferred the liability for policyholder dividends to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      (t) Determination of Fair Values of Financial Instruments

          In the accompanying financial statements, cash and cash equivalents, fixed maturity securities, receivables, and other liabilities have been identified as financial instruments. The fair values of fixed maturities and equity securities are presented in Note 5. For the remaining financial instruments, management believes the carrying values approximate fair value due to the short maturity, terms, and fluctuations in market conditions of those instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates reported herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

      (v) Reclassifications

         For comparative purposes, certain amounts in the accompanying 1998 and 1997 financial statements have been reclassified from amounts previously reported. Those reclassifications had no effect on previously reported shareholders' equity or net income (loss).


(3)    Management and Outsourcing Agreements

      Following the consummation of the sale to Zenith on April 1, 1998, the Company has had no employees. Therefore, as more fully described below, the Company entered into a management agreement and certain outsourcing service agreements to provide the Company with the necessary resources to conduct its day-to-day activities.

      In February 1998, the Company entered into a Management Agreement (the "Management Agreement") with The Phoenix Management Company, Ltd. ("Phoenix") for the provision of various management services to the Company immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith. Mr. Frederick M. Dawson owned a majority interest in Phoenix, a Florida limited partnership, and controlled its operations as President of the General Partner until his death in October 1999. Mr. Walter E. Riehemann owned a minority interest in Phoenix and serves as Vice President and Secretary of the General Partner. Although neither Mr. Dawson nor Mr. Riehemann have been employees of the Company since the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith, the Management Agreement specifically provided that Mr. Dawson was to hold the titles of President and Chief Executive Officer of the Company and Mr. Riehemann was to hold the titles of Chief Investment Officer, Treasurer, and Secretary of the Company. Following Mr. Dawson's death, the Board of Directors named Mr. Riehemann to also fill the position of President of RISCORP.

      Pursuant to the terms of the Management Agreement, the Company was to pay Phoenix $100,000 per month, plus expenses, and granted Phoenix a restricted stock award for 1,725,000 shares of RISCORP's Class A Common Stock (subject to certain vesting provisions) in consideration for its management services. Following Mr. Dawson's death, the amount paid to Phoenix by the Company was reduced to $70,000 per month effective on December 1, 1999. The Management Agreement has an initial term of three years which commenced immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith, and the Company has the right to extend the term for an additional year. The Company paid Phoenix a retainer of $0.6 million, which retainer is to be applied by Phoenix against the fees payable by the Company during the final six months of the initial term. That retainer is included in other assets in the accompanying December 31, 1999 and 1998 consolidated balance sheets. The restricted stock grant vests monthly over the initial term of the Management Agreement, and Phoenix is entitled to all rights applicable to holders of shares of RISCORP's Class A Common Stock with respect to all such shares from the date of grant, including, without limitation, the right to receive any dividends or distributions payable on the restricted stock. Pursuant to the terms of the restricted stock award agreement, Phoenix may not dispose of or otherwise transfer the restricted stock until vested. For the grant of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of the grant was recorded as a separate component of shareholders' equity and subsequently amortized to expense over the vesting period. The Company recognized amortization of $2 million and $4.1 million to consulting expense for the years ended December 31, 1999 and 1998, respectively. Pursuant to the terms of the Management Agreement, the Company paid Phoenix $2.8 million to reimburse the partners of the Management Company, on an after-tax basis, for all taxes (exclusive of state taxes) incurred in connection with the Section 83(b) election filed with respect to the restricted stock grant. In the event that the Management Agreement is terminated by the Company prior to the expiration of its initial term due to (i) the complete liquidation, dissolution, and winding up of all of the business and affairs of the Company, including, without limitation, the final distribution to all RISCORP shareholders or (ii) the final distribution to the holders of RISCORP's Series A Common Stock, the vesting under the restricted stock grant will accelerate immediately prior to such event and the Company will make a lump sum payment to Phoenix equal to the unpaid balance of the amount that Phoenix would have received in monthly management fees during the initial term of the Management Agreement.

      Pursuant to the terms of the Management Agreement, Phoenix provides, among other things, the following services to the Company: (i) management of the day-to-day operations of RISCORP and its subsidiaries, (ii) management of the preparation, negotiation, and defense of the Final Business Balance Sheet (as defined in the Asset Purchase Agreement), (iii) assistance in the overall planning and coordination of the business of the Company, (iv) assistance in the resolution of all claims and contingencies pending or subsequently asserted against the Company, (v) coordination of the finance, accounting, and tax requirements of the Company with the specific duties to be delegated, at the expense of the Company, to competent professionals approved by the Board of Directors of the Company, (vi) preparation of the investment policy for the Company and coordination of the investment transactions through one or more investment advisors, and (vii) performance of such other duties as may from time to time be requested by the Board of Directors of the Company not inconsistent with the terms of the Management Agreement.

      In May 1997, subject to shareholder approval, RISCORP granted to Mr. Frederick M. Dawson non-qualified options to purchase 2,533,326 shares of RISCORP's Class A Common Stock. Pursuant to the terms of the Management Agreement, immediately following the consummation of the transactions contemplated by the Asset Purchase Agreement with Zenith and the receipt of the applicable cash payments under his employment agreement, RISCORP and Mr. Dawson entered into a Termination Agreement evidencing the termination of each party's rights, duties, and obligations under Mr. Dawson's employment agreement, including the termination of the stock option grants and Mr.
Dawson's right to receive any of the shares thereunder.

      Effective April 1, 1998, the Company entered into an accounting outsourcing agreement with Buttner Hammock & Company, P.A. ("BHC"). Under the terms of the agreement, BHC is to provide monthly accounting, financial reporting, tax return preparation, and certain financial and tax consulting services. Under that agreement, Mr. Buttner has been designated as the chief accounting officer for RISCORP and each of its subsidiaries. The agreement with BHC is for a period of 36 months. In consideration for the services provided by BHC, the Company is to pay BHC a monthly fee of approximately $0.1 million during 1998, 1999, and 2000, plus reasonable out-of-pocket costs. In addition, as defined in the agreement, BHC may also provide certain services to the Company that are to be billed on an hourly rate basis. The Company paid BHC a retainer of $0.5 million against the fees due for the final six months of the initial term of the agreement. That retainer is included in other assets in the accompanying December 31, 1999 and 1998 consolidated balance sheets.

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

      During 1999 and 1998, the Company expensed $3.0 million and $3.4 million in fees, respectively, excluding restricted stock grants, and tax payments previously discussed, in connection with the services provided under the foregoing management and outsourcing agreements. Those expenses are included in commissions and general and administrative expenses in the accompanying 1999 and 1998 consolidated statement of operations, respectively.


(4)   Acquisitions and Joint Venture

Acquisition of CompSource

      In March 1996, RISCORP purchased all of the outstanding stock of CompSource, Inc. and Insura, Inc. (collectively, "CompSource") in exchange for $12.1 million in cash and 112,582 shares of RISCORP's Class A Common Stock valued at $2.1 million on the date of acquisition. On the acquisition date, the excess of the purchase price over the fair value of the net assets acquired was $12.6 million and was recorded as goodwill. CompSource is a workers'
compensation management services company offering its services in North Carolina. Pursuant to a stock redemption agreement entered into as part of this transaction, the former shareholders of CompSource elected to have RISCORP repurchase the 112,582 shares in March 1997, and RISCORP repurchased those shares from the former shareholders for $2.1 million in accordance with the terms of the redemption agreement.

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

      As more fully described in Note 1(c), the Company transferred the unamortized balance of goodwill to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(5)   Investments

      Investments   (including   restricted   investments)   included   in   the
accompanying consolidated balance sheets as of December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                            Cost or           Gross           Gross
                                                           Amortized       Unrealized       Unrealized     Estimated
                                                             Cost             Gains           Losses       Fair Value
                                                           ---------       ----------       ----------     ----------


December 31, 1999:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations                     $  20,181     $         32    $       (50)       $  20,163
         Corporate obligations                              58,872                1            (55)          58,818
                                                         ---------     ------------    -----------        ---------
               Total investments                         $  79,053     $         33    $      (105)       $  78,981
                                                         =========     ============    ===========        =========

   Available for sale:
      Unrestricted                                       $  76,058     $          6    $      (105)       $  75,959
      Restricted                                             2,995               27              -            3,022
                                                         ---------     ------------    -----------        ---------
               Total                                     $  79,053     $         33    $      (105)       $  78,981
                                                         =========     ============    ===========        =========

December 31, 1998:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations                     $  13,681        $     219      $       -        $  13,900
         Corporate obligations                               2,032               48              -            2,080
                                                         ---------        ---------      ---------        ---------
               Total investments                         $  15,713        $     267      $       -        $  15,980
                                                         =========        =========      =========        =========

   Available for sale:
      Unrestricted                                       $   6,666        $      50      $       -        $   6,716
      Restricted                                             9,047              217              -            9,264
                                                         ---------        ---------      ---------        ---------
               Total                                     $  15,713        $     267      $       -        $  15,980
                                                         =========        =========      =========        =========


     The fair values of investments (including restricted investments) at December 31, 1999 and 1998 were determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities (including restricted investments) by contractual maturity, as of December 31, 1999, are summarized as follows (in thousands):

                                             Available for Sale
                                           -----------------------
                                           Amortized     Estimated
                                             Cost        Fair Value
                                           ---------     ----------

             Due in 2000                   $  66,667      $  66,613
             Due in 2001 to 2004              11,987         11,964
             Due in 2005 to 2009                 399            404
                                           ---------     ----------

             Total                         $  79,053      $  78,981
                                           =========      =========

      The actual maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      During 1999, 1998, and 1997, proceeds from sales and maturities of fixed maturities available for sale totaled $357.5 million, $86.5 million, and $130.5 million, respectively.

      Gross realized gains and gross realized losses from the sale of investments for 1999, 1998, and 1997 are summarized in the following table and were reported in net investment income in the accompanying consolidated statements of operations (in thousands):

                                        1999           1998            1997
                                      --------       --------        --------
             Gross realized gains      $  150         $ 4,348        $  1,770
             Gross realized losses          -             (68)           (224)
                                      --------       --------        --------
             Net realized gains        $  150         $ 4,280        $  1,546
                                      ========       ========        ========

      A gross realized gain of $2.9 million and a gross realized loss of $0.1 million relating to securities that were transferred to Zenith in connection with the Asset Purchase Agreement were included in the foregoing 1998 net realized gains.

      The following table summarizes the components of net investment income for 1999, 1998, and 1997 (in thousands):

                                        1999           1998            1997
                                      --------       --------        --------
             Fixed maturities          $ 3,258        $ 3,733        $ 13,815
             Equity securities               -           (166)            469
             Cash and cash equivalents     491          1,633           2,516
             Zenith receivable and other
                accounts receivable      1,831          2,080               -
                                      --------       --------        --------
                                         5,580          7,280          16,800
             Investment expenses          (107)          (177)           (353)
                                      --------       --------        --------

             Net investment income    $  5,473       $  7,103        $ 16,447
                                      ========       ========        ========

      Although the Company has credit risk in the investment portfolio, no fixed maturity security had a Standard & Poor's rating of less than A at December 31, 1999. The carrying value of securities on deposit with various governmental agencies was $3.0 million and $11.6 million at December 31, 1999 and 1998, respectively. In addition, the carrying value of securities held in trust in connection with a fronting agreement between Virginia Surety Company, Inc. and RISCORP Management Services, Inc. was $1.6 million at December 31, 1998; such securities were included in fixed maturities available for sale-restricted classification at December 31, 1998 in the accompanying consolidated balance sheets.

      Excluding investments issued or guaranteed by the United States, the Company had no investments in any insurer in excess of 10 percent of RISCORP's shareholders' equity at December 31, 1999 or 1998.


(6)   Liabilities for Losses and Loss Adjustment Expenses

      As more fully described in Note 1(c), the Company transferred the liabilities for losses and loss adjustment expenses to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      Prior to the sale to Zenith, the Company established an estimated liability for losses and loss adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. The Company established that liability based on facts then known, estimates of future claims trends, and other factors, including the Company's experience with similar cases and historical Company and industry trends, such as reserving patterns, loss payment patterns, claim closure and reporting patterns, and product mix.

      The activity in the liability for losses and loss adjustment expenses for 1998 and 1997 is summarized as follows (in thousands):

                                                                                      1998         1997
                                                                                   ----------   ----------
      Gross liability for losses and loss adjustment expenses,
        at January 1                                                               $ 437,038    $ 458,239
      Reinsurance recoverables                                                      (184,251)    (180,698)
      SDTF recoverables                                                              (45,211)     (49,505)
      Prepaid managed care fees                                                       (8,420)     (31,958)
                                                                                  ----------     ---------
      Net balance at January 1                                                       199,156      196,078
                                                                                  ----------     ---------

      Incurred losses and loss adjustment expenses related to:
        Current year                                                                  14,860      125,764
        Prior years                                                                   11,717       (2,401)
                                                                                  ----------     ---------
        Total incurred losses and loss adjustment expenses                            26,577      123,363
                                                                                  ----------     ---------

      Paid related to:
        Current year                                                                   1,717       45,646
        Prior years                                                                   26,760       74,639
                                                                                  ----------     ---------
        Total paid                                                                    28,477      120,285
                                                                                  ----------     ---------
      Net balance at December 31                                                     197,256      199,156

      Plus reinsurance recoverables                                                  214,302      184,251
      Plus SDTF recoverables                                                          44,552       45,211
      Plus prepaid managed care fees                                                   6,182        8,420
                                                                                  ----------     ---------
      Gross liability at December 31                                                 462,292      437,038

      Gross liability for losses and loss adjustment expenses
        transferred to Zenith [see Note 1(c)]                                       (462,292)           -
                                                                                  ----------     ---------


      Gross liability for losses and loss adjustment expenses,
        at December 31                                                            $        -     $ 437,038
                                                                                  ==========     ==========


      The 1998 adverse loss development was primarily related to increases in the actuarial estimates of remaining loss liabilities pertaining to the Florida business offset somewhat by decreases in the actuarial estimates of remaining loss liabilities pertaining to the Alabama and North Carolina business.

      The Company recognized recoveries from the SDTF and subrogation from third parties as a reduction of incurred losses. In determining the best estimate of the effect of these recoveries on the ultimate cost of all unpaid losses and loss adjustment expenses, the Company utilized historical and industry statistics. The estimated amount of recoveries from the SDTF included as a reduction to the liability for losses and loss adjustment expenses was $45.2 million at December 31, 1998.


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

      For 1998 and 1997, the Company's cash recoveries from the SDTF were $1.8 million and $5.9 million, respectively. The Company's SDTF assessments were $2 million and $6.8 million for 1998 and 1997, respectively.

      As more fully described in Note 1(c), the Company transferred the recoverable from the SDTF to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

(8)   Reinsurance

      All of the reinsurance contracts described in this note and in force on April 1, 1998 were assumed by Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.

      The Company was involved in the cession of insurance to certain unaffiliated insurance and reinsurance companies under specific excess-of-loss and quota-share reinsurance contracts. The amounts by which certain financial statement balances have been reduced as a result of these reinsurance contracts as of and for the quarter and year ended March 31, 1998 and December 31, 1997, respectively, are as follows (in thousands):

                                                                                   1998(a)        1997
                                                                                  ---------     ----------

      Premiums written                                                           $  16,785      $ 143,983
      Premiums earned                                                               24,420        167,274
      Ceded losses and loss adjustment expenses                                     47,667         73,868
      Liabilities for losses and loss adjustment expenses                          645,892        183,150
      Unearned premiums                                                             61,384         25,842

      (a)  1st quarter 1998, prior to the sale to Zenith


      Effective April 1, 1998, the Company entered into an assumption and indemnity reinsurance agreement with Zenith in connection with the sale to Zenith [see Note 1(c)]. Under the terms of the assumption and indemnity reinsurance agreement, the Company ceded to Zenith 100 percent of the outstanding liabilities for losses and loss adjustment expenses (including incurred but not reported losses) and 100 percent of the unearned premiums as of April 1, 1998. Zenith was responsible for issuing assumption certificates to all the Company's former policyholders. The liabilities for losses and loss adjustment expenses and unearned premiums that were transferred to Zenith on April 1, 1998 were $462.3 million and $43.2 million, respectively. In accordance with the terms of the Asset Purchase Agreement, Zenith assumed all of the Company's obligations under its then current and prior insurance and reinsurance contracts. The terms of the Asset Purchase Agreement, including the assumption and indemnity reinsurance agreement, was approved by the Florida and Missouri Insurance Departments on March 31, 1998 and April 1, 1998, respectively.

      Effective January 1, 1995, RISCORP Insurance Company ("RIC") and RISCORP Property & Casualty Insurance Company ("RPC") entered into quota-share reinsurance agreements with American Re-Insurance Company ("AmRe"), whereby RIC and RPC ceded 50 percent of new and renewal premiums written and losses incurred. These agreements provided for the payment of a ceding commission at rates that varied from 27.5 percent to 60 percent based on the loss ratio of the business ceded, excluding unallocated loss adjustment expenses. The provisional ceding commission provided for in the agreements was 33 percent. The agreements were to remain in force for an unlimited period of time, but could be terminated by either party at any December 31. RISCORP and AmRe were parties to a senior subordinated note agreement in the principal amount of $15 million due 2002. Under the terms of the note agreement, the Company was to maintain the quota-share treaty or other comparable reinsurance agreements with AmRe for a minimum period of five years beginning January 1, 1995. Ceding commissions earned under the AmRe reinsurance agreements were $7.7 million and $50 million during 1998 and 1997, respectively.

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

      Effective January 1, 1997, RNIC entered into an agreement with the Insurance Company of New York ("INSCORP") and Chartwell to issue assumption-of-liability endorsements ("ALE") to certain policyholders of RNIC. This agreement expired on December 31, 1997 and was not renewed. In connection with this agreement, RNIC was required to provide INSCORP and Chartwell with letters of credit in amounts equal to 29.2 percent of the gross written premiums on all ALE policies plus $1.25 million in fixed maturities. The agreement also required RNIC to pay a fee of .5 percent of gross premiums subject to a minimum fee of $50 and a maximum fee of $1,000 per ALE. As of December 31, 1998 and 1997, based on the gross premiums subject to ALE's, RNIC provided letters of credit of $0 and $3.7 million, respectively, under this agreement. RNIC incurred fees of $39,000 during 1997 and $0 in 1998 prior to the transfer to Zenith.

      RNIC also maintained specific excess-of-loss coverage with Allstate on the run-off of the book of business acquired by RNIC in March 1996.

      In connection with the sale to Zenith [as more fully described in Note 1(c)], RIC and RPC entered into an interim reinsurance agreement and cut-through endorsement with Zenith covering all inforce business as of June 17, 1997 and all new and renewal business written after June 17, 1997 on Florida workers' compensation policies. In connection with this agreement, Zenith required that 33 percent of the direct written premiums and 33 percent of the initial unearned premiums subject to this agreement were to be deposited into a trust account for the benefit of Zenith. In addition, the agreement required the Company to pay a fee to Zenith of one percent of the subject premiums. The agreement with Zenith was terminated on April 1, 1998. As of December 31, 1998 and 1997, the market value of the securities in the trust account was $0 and $52.4 million, respectively, and the required trust account balance was $0 and $51.6 million, respectively, based on the direct written premiums for the period June 18, 1997 through March 31, 1998 and the unearned premiums at June 17, 1997. The balance in the trust account was to be adjusted on a monthly basis, one month in arrears. The Company incurred fees to Zenith of $0.1 million and $1.4 million during 1998 and 1997, respectively, under this agreement.

      The Company had no reinsurance recoverables or ceded unearned premiums as of December 31, 1999 and 1998.

      The Company is contingently liable to the extent that the reinsurers, including Zenith, are unable to meet their contractual obligations for any losses and loss adjustment expenses ceded.


(9)   Managed Care Agreements

      RIC and RPC were parties to arrangements with both Humana Medical Plans, Inc. ("Humana"), an unaffiliated health maintenance organization ("HMO"), and RISCORP Health Plans, Inc. ("RHP"), an affiliated HMO, whereby, upon policyholder election to participate, RIC's and RPC's medical claim costs were capped for the first three years of each claim. In May 1996, RIC and RPC terminated those arrangements with RHP; however, injured individuals were covered for three years following any accident that occurred during policy periods in effect prior to termination. The Humana arrangement, which commenced July 1, 1995, was renewed for one additional year at the anniversary date. Under the Humana arrangement, injured individuals were covered for three years following any accident occurring within the policy periods. In October 1997, RIC and RPC entered into loss portfolio transfer agreements under which RHP transferred its liability to RIC and RPC under the managed care agreements; at that date, RHP's remaining liability under the managed care agreement was determined by an independent consulting actuarial firm to be $8 million and, in November 1997, RHP transferred that amount to RIC and RPC in full satisfaction of RHP's liability. Included in losses and loss adjustment expenses were $0.3 million and $6.1 million of managed care fees for 1998 and 1997, respectively.

      RIC is no longer contingently liable for any unpaid losses and loss adjustment expenses based on the terms of the July 7, 1999 settlement agreement between Zenith and the Company, to the extent that Humana was unable to meet its contractual obligations under its agreement with RIC

      As described in Note 1(c), RISCORP transferred the Humana and RHP contractual obligations to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(10)  Income Taxes

      The components of income taxes for 1999, 1998, and 1997 are summarized as follows (in thousands):

                                                                      1999          1998         1997
          Current:
-------------------------------------------------------------------------------------------------------------------
               Federal                                            $  (4,768)     $(19,165)     $  6,197
               State                                                    320         1,040           798
                                                                  ----------     ---------     --------
                   Total - current                                   (4,448)      (18,125)        6,995
          Deferred - Federal                                          2,031        20,181           305
                                                                  ---------      ---------     --------
             Total income tax expense (benefit)                   $  (2,417)     $  2,056      $  7,300
                                                                  =========      =========     =========


      The differences between taxes computed at the statutory rates and recorded income tax expense for 1999, 1998, and 1997 are summarized as follows (in thousands):

                                                                     1999           1998          1997
                                                                  ----------     ----------    ----------
          Computed "expected" tax expense (benefit)               $  (3,313)     $(24,087)     $  5,105
          State taxes in excess of federal benefit                      320           807           519
          Non-taxable income                                              -          (231)       (1,188)
          Goodwill and other amortization                                 -         3,339           801
          Valuation allowance                                         2,844        21,168           412
          Fines and penalties                                             -             6            64
          Benefits not previously recorded                           (2,268)            -             -
          Other                                                           -         1,054         1,587
                                                                  ---------      --------      --------
             Income tax expense (benefit)                         $  (2,417)     $  2,056      $  7,300
                                                                  =========      ========      ========

     The tax effects of temporary differences that gave rise to the deferred tax assets at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                                       December 31
                                                                                  --------------------
                                                                                   1999          1998
                                                                                  ------        ------
        Deferred tax assets:
          Net operating losses                                                   $  22,772       $ 17,479
          Accrued litigation settlement costs                                           70          5,415
          Accrued employee benefits                                                      4            224
          Tax credit carryforwards                                                     985              -
          State refunds                                                              1,603          1,603
                                                                                 ---------       --------
             Gross deferred tax assets                                              25,434         24,721
        Valuation allowance                                                        (24,424)       (21,580)
                                                                                 ---------       --------
        Net deferred tax asset                                                   $   1,010       $  3,141
                                                                                 =========       ========


      The Company estimated that $1 million of its December 31, 1999 net deferred tax asset could be realized through the generation of future taxable income, and it is more likely than not that the tax benefits of the deferred tax assets will be realized. Accordingly, a valuation allowance of $25 million relating to the December 31, 1999 deferred tax asset balance has been established.

      The Company has $43.4 million of net operating loss carryforwards that expire in 2018 and $21.6 million that expire in 2019. The Company has approximately $1 million of alternative minimum tax credit carryforwards that are available indefinitely.

      The Company received $22.8 million in federal income tax refunds during 1999. The filed federal income tax refund claim relating to the 1998 loss is currently under examination. Although the ultimate results of that examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

(11)  Shareholders' Equity

      RISCORP has 100 million shares of $.01 par value Class A Common Stock authorized and 14,258,671 issued shares at December 31, 1999 and 1998. RISCORP's Class B Common Stock, par value $.01, consists of 100 million shares authorized and 24,334,443 shares issued and outstanding at December 31, 1999 and 1998. Ten million shares of preferred stock are authorized, but no shares are issued or outstanding. The characteristics of the Class B Common Stock are identical to those of the Class A Common Stock, except that each holder of the Class B Common Stock is entitled to 10 votes for each share held. The Class B Common Stock may be converted into Class A Common Stock at any time at the election of the holders on a one-for-one basis. RISCORP did not declare any shareholder dividends during 1999, 1998, or 1997. At December 31, 1999 and 1998, there were 112,582 shares of RISCORP's Class A Common Stock in treasury.

      RISCORP's insurance subsidiaries are limited by statute in their ability to distribute unassigned surplus without the approval of their respective domiciliary insurance department. Dividends or distributions to shareholders that are made under these statutes and that do not require the prior approval of the Florida or the Missouri Insurance Departments are determined based on a consideration of an insurer's net income, realized and unrealized capital gains, percentages of dividends and distributions of surplus, and the relationship of surplus after any such dividend or distribution is made to the minimum required statutory surplus. During 2000, RISCORP's insurance subsidiary, RNIC, has the ability to dividend $0.4 million to RISCORP without the prior approval of the Missouri Insurance Department.

      The combined statutory surplus as of December 31, 1999, 1998, and 1997, and the combined statutory net income for the years then ended for RISCORP's insurance subsidiaries, were as follows (in thousands):

                              1999            1998           1997
                           -----------     -----------    -----------

              Surplus      $ 12,004       $ 156,480       $ 96,280
              Net income        305          14,672         11,042

      The decline in combined statutory surplus from 1998 to 1999 is primarily the result of 1) the determination of the final purchase price to be paid by Zenith resulted in a $34.3 million loss on the sale being recorded by RISCORP's insurance subsidiaries, and 2) RISCORP's receiving and retaining of the proceeds from the sale to Zenith. Consequently, RISCORP's insurance subsidiaries recorded $94 million of receivables from RISCORP for their portion of those proceeds. Those receivable balances are classified as a non-admitted asset at December 31, 1999 because those receivables are more than 90 days past due. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their respective state of domicile.

      To facilitate the regulators' responsibility to monitor insurer solvency, the National Association of Insurance Commissioners issued a model law in January 1995 to implement risk-based capital ("RBC") reporting requirements for property and casualty insurance companies. The model law is designed to assess capital adequacy and the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) credit risk, which evaluates the declines in asset values; (iii) investment risk, which evaluates declines in asset values; and (iv) off balance sheet risk. Pursuant to the model law, insurers having less statutory surplus than required by the RBC calculation are subject to varying degrees of regulatory action, depending on the level of capital inadequacy. RPC and RIC are domiciled in the State of Florida, which has yet to adopt the provisions of the RBC model law; however, these insurance companies monitor their RBC results in anticipation of future filings. The other RISCORP insurance subsidiary, RNIC, is domiciled in Missouri and RBC information is filed with state regulators. RBC is calculated on an annual basis. At December 31, 1999 and 1998, RISCORP's insurance subsidiaries had statutory surplus in excess of any action level requirements.


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

      At December 31, 1999 and 1998, RISCORP had no stock options outstanding. A summary of the status of RISCORP's stock option plan as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                              1999                     1998                     1997
                                      ----------------------     ------------------       ---------------------
                                                Weighted                 Weighted                   Weighted
                                                 Average                  Average                    Average
         Options                     Shares  Exercise Price   Shares   Exercise Price    Shares  Exercise Price
         -------                     ------  --------------   ------   --------------    ------  --------------

Outstanding, beginning of year        -         $    -       2,533,326       $4.43      3,078,779      $3.67
Granted                               -              -               -           -      2,533,326       4.43
Canceled                              -              -      (2,533,326)       4.43     (3,078,779)      3.67
                                    ----       ---------   -----------       -----     -----------     -----

Outstanding, end of year              -         $    -               -       $   -      2,533,326      $4.43
                                    ====       =========   ===========       =====     ===========     =====

Options exercisable at end of year    -         $    -               -       $   -      1,085,711      $6.67
                                    ====       =========   ===========       =====     ===========     =====

Weighted average fair value of
    options granted during
    the year                             $     -                      $      -                    $1.92
                                         =======                      ========                    =====


      The fair value of each option was estimated on the date that the option was granted. The exercise prices of options granted were determined to be not less than the fair market value of RISCORP's Class A Common Stock. Compensation expense recognized for options with exercise prices below fair market value totaled $0 for 1999, 1998, and 1997.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a method of accounting for stock-based compensation that is based on the fair value of stock options and similar instruments. The adoption of SFAS 123 is not required and the Company has elected to continue following Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees," for measuring compensation cost. Had the Company adopted SFAS 123, the pro forma net income or loss per share for 1999, 1998, and 1997, would have been as follows (in thousands, except per share data):

                                            1999          1998          1997
                                       ------------  ------------  ------------

   Net income (loss)      - as reported  $ (7,048)   $ (70,875)       $ 7,286
                          - pro forma      (7,048)     (70,875)         5,286
   Net income (loss) per
    common share-diluted  - as reported     (0.19)       (1.91)          0.20
                          - pro forma       (0.19)       (1.91)          0.14


(13)  Property and Equipment

     The components of the property and equipment at December 31, 1999 and 1998 are summarized as follows (in thousands):


                                           Estimated        December 31
                                          Useful Life     1999       1998
                                          -----------    ------     ------

           Furniture and equipment         3-7 years     $ 358      $  358
           Leasehold improvements         5-10 years         9           9
           Software                          3 years        81          81
                                                        -------    --------
                                                           448         448
           Less accumulated depreciation and
              amortization                                 252         111
                                                        -------    --------

           Net carrying amount                           $ 196      $  337
                                                        ========   ========

      Depreciation and amortization expense related to property and equipment totaled $0.1 million, $1.8 million, and $4.9 million, for 1999, 1998, and 1997, respectively. Included in those amounts is amortization expense of $29,000, $0.4 million, and $1.4 million, for 1999, 1998, and 1997, respectively, related to both purchased and capitalized internally developed software costs. As more fully described in Note 1(c), the major portion of the Company's property and equipment, including computer software, was transferred to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement.


(14)  Leases

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through 2001, with renewal options available for certain leases. Total rental expense for 1999, 1998, and 1997 was $0.1 million, $0.2 million, and $1.7 million, respectively. At December 31, 1999, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

                  Year             Annual Rental

                  2000                $  103
                  2001                     8
                                     ---------

                  Total               $  111
                                     =========

 (15) Employee Health Benefits

      The Company self-insured its employees' health benefits and purchased excess insurance that limits its exposure to $1.1 million in the aggregate and $50,000 per occurrence. The Company estimated its liability for unpaid claims based on aggregate limits for health insurance payments less actual payments made. Those estimates were continually reviewed and adjustments, if any, were reported in current operations. Included in accrued expenses at December 31, 1999 and 1998 is a liability for self-insured health benefits of $10,000 and $0.6 million, respectively. The Company realized $0.6 million of income in 1999 due to the reduction of the self insured health benefits payable and incurred expenses of $0.6 million and $3.3 million for 1998 and 1997, respectively.


(16)  Related Party Transactions

      The Company had accounts receivable of $0.2 million and $0.5 million from companies owned by RISCORP's majority shareholder ("affiliates or affiliated entity") that are included in accounts receivable-other in the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

      The Company contracted with affiliated entities for transportation, facilities management, and custodial and maintenance services. The Company also leased parking facilities from affiliated entities. The expense for those services amounted to $0.1 million for 1997 and is included in commissions and general and administrative expenses in the accompanying consolidated statements of operations.

      In 1997 and the first quarter of 1998, the Company provided administrative and support services to three affiliated entities. Under those arrangements, the Company received $0.2 million and $0.6 million during 1998 and 1997, respectively.

      As described in Note 9, RIC was party to a managed care arrangement with RHP, an affiliated HMO. Fees paid by RIC to RHP during 1997 totaled $3.7 million and no fees were paid in 1998 or 1999. The managed care arrangement with RHP was terminated in October 1997 following the sale of RHP to an unaffiliated entity. RIC assumed the outstanding liability for unpaid losses and loss adjustment expenses that totaled $8 million in November 1997.

      During 1998, all of the foregoing contracts with the related parties were cancelled and the Company has no further obligations under any of the contracts as of December 31, 1998. See Note 3 for a discussion of the agreements between the Company and Phoenix and BHC.


(17)  Bad Debt Allowance

      As more fully described in Note 1(c), the Company transferred the outstanding premiums receivable balance, net of the allowance for bad debts, to Zenith on April 1, 1998, in accordance with the terms of the Asset Purchase Agreement. The Company did not record any bad debt allowance at December 31, 1999.

      The following table summarizes activity in the bad debt allowance account for premiums receivable for 1998 and 1997 (in thousands):

                                                                                       1998          1997
                                                                                     --------      --------
           Balance at beginning of year                                              $  7,000      $ 17,000
           Addition (reduction) to allowance                                           (1,100)        4,374
           Recoveries (write-offs) against allowance                                      100       (14,374)
           Balance transferred to Zenith [see Note 1(c)]                               (6,000)            -
                                                                                    ---------      --------
           Balance at end of year                                                    $      -      $  7,000
                                                                                     ========      ========

(18)  Concentration in a Single State

      Although the Company had expanded its operations into additional states, 75 percent and 70 percent of its premium revenues for 1998 and 1997, respectively, were derived from products and services offered to customers located in Florida. Accordingly, the Company previously could have been adversely affected by economic downturns, significant unemployment, and other conditions that could have occurred from time to time in Florida, which conditions may not have significantly affected its more geographically diversified competitors.


(19)  Commitments and Contingencies

      In August 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement effective September 1, 1996 with RNIC. Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of IAA prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. On December 1, 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the Fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

      In March 1998, RIC and RPC were added as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of Florida, styled Bristol Hotel Management Corporation, et. al., v. Aetna Casualty & Surety Company, a/k/a Aetna Group, et. al. Case No. 97-2240-CIV-MORENO. The plaintiffs purport to bring this action on behalf of themselves and a class consisting of all employers in the State of Florida who purchased or renewed retrospectively rated or adjusted workers' compensation policies in the voluntary market since 1985. The suit was originally filed on

July 17, 1997 against approximately 174 workers' compensation insurers as defendants. The complaint was subsequently amended to add the RISCORP defendants. The amended complaint named a total of approximately 161 insurer defendants. The suit claims that the defendant insurance companies violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and the Florida Antitrust Act, committed breach of contract and civil conspiracy, and were unjustly enriched by unlawfully adding improper and illegal charges and fees onto retrospectively rated premiums and otherwise charging more for those policies than allowed by law. The suit seeks compensatory and punitive damages, treble damages under the Antitrust and RICO claims, and equitable relief. RIC and RPC moved to dismiss the amended complaint and have also filed certain motions to dismiss the amended complaint filed by various other defendants.

      In August 1998, the district court issued an order dismissing the entire suit against all defendants on one of the grounds identified in the various motions to dismiss filed by the defendants. The district court indicated that all other grounds and motions to dismiss that were pending at that time were mooted by the dismissal. In September 1998, the plaintiffs filed a Notice of Appeal. On February 9, 1999, the district court issued, sua sponte, an Order of Reconsideration in which the court indicated its desire to vacate the dismissal of the RICO claims and pendant state claims based on a recent decision of the United States Supreme Court. In June 1999, the Eleventh Circuit remanded the case to the district court, and the district court has assigned the case to a magistrate for handling pre-trial matters. At a status conference held in October 1999, the magistrate established deadlines for the filing of a motion for leave to amend the complaint, for supplemental briefing on pending motions, and set a hearing for March 7, 2000. Plaintiffs' counsel subsequently agreed to dismiss all claims against the Company without prejudice and filed a Second Amended Complaint that did not state claims against the Company. On February 25, 2000, the magistrate granted a consent motion with respect to the RISCORP defendants and ordered the dismissal of RIC and RPC without prejudice.

      In July 1999, a shareholder class action lawsuit was filed against the Company, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of the Company as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors and neutral actuaries pursuant to the terms of the Asset Purchase Agreement between the parties. The complaint seeks unspecified compensatory damages. RISCORP believes that these claims are without merit and intends to vigorously defend this suit.

      On or about February 15, 2000, an alleged shareholder of RISCORP filed a putative class action suit against the Company, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George
E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks either to enjoin the transaction or to recover an unspecified amount of damages. RISCORP has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

      On February 25, 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RISCORP National Insurance Company ("RNIC"). The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the worker's compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

      In April 1999, RISCORP received an invoice from Salomon Smith Barney seeking approximately $2 million for financial advisory services rendered in connection with the sale to Zenith. RISCORP disputes any liability for the payment of such fees and intends to vigorously defend any cause of action instituted by Salomon Smith Barney seeking payment.

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






























See accompanying notes to consolidated financial statements.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                         RISCORP, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                 (in thousands)




Type of Investment                              Cost         Market Value
-----------------------                      ----------      ------------
Available for sale:
     Fixed maturity securities:
        U.S. government obligations           $  20,181       $  20,163
        Corporate obligations                    58,872          58,818
                                              ----------      ----------
           Total available for sale           $  79,053       $  78,981
                                              =========       =========

Available for sale:
     Unrestricted                             $  76,058       $  75,959
     Restricted                                   2,995           3,022
                                              ----------      ----------
           Total                              $  79,053       $  78,981
                                              =========       =========




































See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                            December 31
                                                                                       1999             1998
                                                                                     ---------      -----------


                                                      ASSETS

Investments at fair value (cost $65,355 and $4,635)                                 $    65,291       $    4,636
Cash and cash equivalents                                                                 3,800            1,140
Cash and cash equivalents - restricted                                                        -           10,000
Investment in wholly-owned subsidiaries                                                 142,405          148,357
Surplus note receivable from subsidiary                                                  13,000           13,000
Other assets                                                                              8,100           18,840
                                                                                     ----------        ---------

     Total assets                                                                    $  232,596        $ 195,973
                                                                                     ==========        =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities                                             $   24,256        $  38,572
  Payable to affiliates                                                                 118,042           61,835
                                                                                     ----------        ---------

    Total liabilities                                                                   142,298          100,407
                                                                                     ----------        ---------

Shareholders' equity:
  Common stock                                                                              386              386
  Additional paid-in capital                                                            142,688          142,688
  Retained deficit                                                                      (52,728)         (45,680)
  Unearned compensation                                                                       -           (2,000)
  Treasury stock at cost                                                                     (1)              (1)
  Net unrealized gains (losses) on investments                                              (47)             173
                                                                                     ----------        ---------
   Total shareholders' equity                                                            90,298           95,566
                                                                                     ----------        ---------

      Total liabilities and shareholders' equity                                      $ 232,596        $ 195,973
                                                                                     ==========        =========









See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                    Year Ended December 31
                                                                         ----------------------------------------------
                                                                              1999            1998            1997
                                                                           ---------      ---------        ---------

Revenues:
      Net investment income                                               $   4,483      $    2,681       $      517
      Dividend income                                                             -               -            3,446
      Other income                                                               27             146                -
                                                                          ----------     -----------      -----------
          Total revenue                                                       4,510           2,827            3,963
                                                                          ----------     -----------      -----------

Expenses:
      General and administrative expenses                                     5,030          10,871           16,421
      Interest expense                                                        1,316             641            1,800
      Depreciation and amortization                                             142             359              857
                                                                          ----------     -----------      -----------
          Total expenses                                                      6,488          11,871           19,078
                                                                          ----------     -----------      -----------

Income (loss) from operations                                                (1,978)         (9,044)         (15,115)

Loss on sale of net assets to Zenith                                         (3,292)        (47,747)               -
                                                                          ----------     -----------      -----------

Loss before equity in income or loss
  of subsidiaries and income taxes                                           (5,270)        (56,791)         (15,115)

Equity in income (loss) of subsidiaries                                      (4,195)        (20,322)          20,935
                                                                          ----------     -----------      -----------

Income (loss) before income taxes                                            (9,465)        (77,113)           5,820
Income tax benefit                                                           (2,417)         (6,238)          (1,466)
                                                                          ----------     -----------      -----------

      Net income (loss)                                                   $  (7,048)       $(70,875)        $  7,286
                                                                          =========        ========         ========


















See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF CASH FLOW

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)

                                                                                         Year Ended December 31
                                                                             -----------------------------------------------
                                                                                 1999              1998            1997
                                                                             -------------     -------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                        $    (7,048)        $ (70,875)      $   7,286
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Equity in net loss (income) of subsidiaries                                 4,195            20,322         (18,344)
      Amortization of unearned compensation                                       2,000                 -               -
      Depreciation and amortization                                                 142               359             857
      Net amortization of discounts on investments                                   23                 -               -
      Net realized loss (gain) on sale of investments                                 -                 -              35
      Loss on sale of net assets to Zenith                                        3,292            47,747               -
      Issuance of RISCORP, Inc. stock                                                 -             4,740               -
      Decrease (increase) in other assets                                        10,716             4,166         (20,555)
      Increase (decrease) in total liabilities                                   (2,640)            3,751          26,934
      Other, net                                                                  1,468                 -               -
                                                                              -----------       -----------     ----------
          Net cash provided by (used in) operating activities                     12,148            10,210          (3,787)
                                                                              -----------       -----------     ----------

Cash flows from investing activities:
      Proceeds from sales and maturities of investments                         350,541            69,617           5,206
      Proceeds from the sale of equity securities                                     -                 -           1,548
      Net cash received from Zenith for sale of net assets                       46,431             9,345               -
      Cash due to Zenith                                                              -               388               -
      Purchase of fixed maturities--available for sale                         (416,460)          (73,252)              -
      Capital contributions to subsidiaries                                           -            (1,000)         (1,000)
      Purchase of property and equipment                                              -              (448)              -
                                                                              -----------       -----------     ----------
          Net cash provided by (used in) investing activities                    (19,488)            4,650           5,754
                                                                              -----------       -----------     ----------

Cash flows from financing activities:
      Purchase of treasury stock subject to put option                                -                 -          (2,100)
      Transfer of cash and cash equivalents to restricted balances               10,000           (12,568)              -
      Other, net                                                                      -                 -          (1,293)
                                                                              -----------       -----------     ----------
          Net cash provided by (used in) financing activities                     10,000           (12,568)         (3,393)
                                                                              -----------       -----------     ----------

Net increase (decrease) in cash and cash equivalents                              2,660             2,292          (1,426)
Cash and cash equivalents, beginning of year                                      1,140            (1,152)            274
                                                                              ===========       ============     ===========
Cash and cash equivalents, end of year                                        $     3,800       $     1,140      $  (1,152)
                                                                              ===========       ============     ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest                                                                $     1,120       $        450     $    1,800
                                                                              ===========       ============     ===========
      Income taxes                                                            $       173       $          -     $    6,556
                                                                              ===========       ============     ===========




See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                            ------------------------------------------------
                                                                                1999               1998            1997
                                                                            --------------     -------------    ------------

Net income (loss)                                                          $     (7,048)       $  (70,875)       $   7,286
                                                                           ------------        ----------        ---------
Other comprehensive income (loss), before income taxes:
       Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during year                       (339)              194           (2,392)
       Income tax expense (benefit) related to items of other
          comprehensive income (loss)                                              (119)               68             (837)
                                                                           ------------        ----------        ---------
Other comprehensive income (loss), net of income taxes                             (220)              126           (1,555)
                                                                           ------------        ----------        ---------

Total comprehensive income (loss)                                          $     (7,268)       $  (70,749)       $   5,731
                                                                           ============        ==========        =========




























See accompanying Auditors' Report.

                            SCHEDULE IV - REINSURANCE

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                                                                   Premiums Earned
                             --------------------------------------------------------------------------------------------

                                                 Ceded to         Assumed                         Percentage
Year Ended                      Gross             Other          from Other           Net         of Amount
December 31                    Amount            Companies        Companies         Amount       Assumed to Net
------------                   ------            ---------       -----------        ------       --------------


1999                      $        -          $       -         $      -          $       -              -
                          ==========          ==========        ========          =========           ======


1998                      $   48,416*         $  22,676*        $     79*         $  25,819              -*
                          ==========          ==========        ========          =========           ======


1997                      $ 328,191           $ 167,274         $ 18,812          $ 179,729             10%
                          ==========          ==========        ========          =========           ======





* These amounts represent the first three months of 1998.




































See accompanying Auditors' Report.

                     SCHEDULE VI - SUPPLEMENTAL INFORMATION

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)

                                 December 31
------------------------------------------------------------------------------
                                 Reserves for      Discount,
                  Deferred       Unpaid Losses      if any,
                   Policy          and Loss         deducted
                Acquisition       Adjustment      in Previous      Unearned
    Year           Costs           Expenses          Column        Premiums

--------------  -------------   ----------------  -------------  -------------

    1999         $      -          $       -          $ -         $      -

    1998         $      -          $       -          $ -         $      -

    1997         $ (2,053)         $ 437,038          $ -         $  56,324


                SCHEDULE VI - SUPPLEMENTAL INFORMATION, CONTINUED

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)

                             Year Ended December 31
--------------------------------------------------------------------------------------------------------------
                                                   Losses and Loss            Amortization          Net
                                                 Adjustment Expenses          of Deferred       Paid Losses
                     Net            Net           Incurred Related to:           Policy          and Loss            Net
                   Earned        Investment     Current            Prior       Acquisition       Adjustment        Premiums
    Year          Premiums         Income          Year            Years          Costs           Expenses          Written
 ---------       ---------       ----------     -------------------------      ------------     ------------       ---------

    1999         $       -       $   5,473     $       -       $       -        $      -        $       -         $       -

    1998         $  25,819*      $   7,103     $  14,860*      $  11,717*       $  3,681*       $  28,501*        $  20,209*

    1997         $ 179,729       $  16,447     $ 125,764       $  (2,401)       $ 49,221        $ 120,285         $ 157,495


* These amounts represent the first three months of 1998.









See accompanying Auditors' Report.