Form 10-Q/A
period 1999-06-30
RISCORP INC
filed 2000-04-20
CIK 1003957

FORM 10-Q/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number   0-27462

                                  RISCORP, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    65-0335150
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

           One Sarasota Tower, Suite 608
           2 North Tamiami Trail
           Sarasota, Florida                                  34236
         -----------------------------------------         -------------
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

Number of shares outstanding of the issuer's Common Stock:

                           Class                   Outstanding at July 31, 1999
                           -----                   ----------------------------
         Class A Common Stock, $.01 par value             14,258,671
         Class B Common Stock, $.01 par value             24,334,443



                                      INDEX



                                                                                                          Page No.
Part I     Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets -
                           June 30, 1999 (as restated) and December 31, 1998                             3 - 4

                      Consolidated Statements of Operations -
                           For the three months ended June 30, 1999 (as restated) and 1998                   5

                      Consolidated Statements of Operations -
                           For the six months ended June 30, 1999 (as restated) and 1998                     6

                      Consolidated Statements of Cash Flows -
                           For the six months ended June 30, 1999 and 1998                                   7

                      Consolidated Statements of Comprehensive Loss
                           For the six months ended June 30, 1999 (as restated) and 1998                     8

                      Notes to Consolidated Condensed Financial Statements                              9 - 13

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         14 - 19


Part II    Other Information

           Item 1.    Legal Proceedings                                                                21 - 22

           Item 2.    Changes in Securities and Use of Proceeds                                             22

           Item 3.    Defaults Upon Senior Securities                                                       22

           Item 4.    Submission of Matters to a Vote of Security Holders                                   23

           Item 5.    Other Information                                                                     23

           Item 6.    Exhibits and Reports on Form 8-K                                                      23


                      Signatures                                                                            24


Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                             June 30           December 31
                                                                                              1999                1998
                                                                                          ------------         -----------
                                                                                           (Unaudited)
Assets

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $58,301 in 1999 and $6,666 in 1998)                               $        58,262     $         6,716
   Fixed maturities  available for sale, at fair value
      (amortized cost $8,639 in 1999 and $9,047 in 1998)-restricted                               8,723               9,264
                                                                                         --------------       -------------
      Total investments                                                                          66,985              15,980


Cash and cash equivalents                                                                         8,831               6,864
Cash and cash equivalents-restricted                                                             14,995              14,842
Prepaid expenses                                                                                  4,810               5,171
Deferred income taxes                                                                             3,358               3,141
Accounts receivable--other                                                                        2,300               7,674
Income taxes recoverable                                                                             --              17,277
Property and equipment, net                                                                         261                 337
Receivable from Zenith                                                                               81              49,933
Other assets                                                                                        582               2,174
                                                                                         --------------       -------------

      Total assets                                                                       $      102,203       $     123,393
                                                                                         ==============       =============

















See accompanying notes to consolidated financial statements.





                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                         June 30, 1999        December 31
                                                                                            Restated             1998
                                                                                          ------------       -----------
                                                                                          (Unaudited)
Liabilities and Shareholders' Equity

Liabilities - accrued expenses and other liabilities                                     $      12,866      $       27,827
                                                                                         -------------      --------------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,371,253 shares issued                                                 143                 143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued and outstanding                                 243                 243
   Preferred Stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding                                                      --                  --
   Additional paid-in capital                                                                  140,688             140,688
   Retained deficit                                                                            (51,766)            (45,680)
   Treasury Class A Common Stock - at cost, 112,582 shares                                          (1)                 (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                           30                 173
                                                                                         -------------      --------------
          Total shareholders' equity                                                            89,337              95,566
                                                                                         -------------      --------------
          Total liabilities and shareholders' equity                                    $      102,203      $      123,393
                                                                                        ==============      ==============






















See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                  Three Months
                                                                                                 Ended June 30
                                                                                       -----------------------------------
                                                                                            1999                1998
                                                                                          Restated
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:
      Net investment income                                                             $      1,235        $      2,252
      Net realized gains                                                                         150               2,805
      Other income                                                                               124                  93
                                                                                        ------------        ------------
          Total revenue                                                                        1,509               5,150
                                                                                        ------------        ------------
   Expenses:
       Commissions, underwriting, and administrative expenses                                  3,197              11,352
       Interest expense (income)                                                                (219)                  8
       Depreciation and amortization                                                              36                  31
                                                                                        ------------        ------------
          Total expenses                                                                       3,014              11,391
                                                                                        ------------        ------------

   Loss from operations                                                                       (1,505)             (6,241)
   Loss on sale of net assets to Zenith                                                       (6,638)                ---
                                                                                        ------------        ------------

   Loss before income taxes                                                                   (8,143)             (6,241)
   Income tax benefit                                                                         (2,896)                ---
                                                                                        ------------        ------------

   Net loss                                                                             $     (5,247)       $     (6,241)
                                                                                        ============        ============


   Per share data:
      Net loss per common share - basic                                                 $      (0.14)       $      (0.17)
                                                                                        ============        ============

     Net loss per common share - diluted                                                $      (0.14)       $      (0.17)
                                                                                        ============        ============

   Weighted average common shares outstanding                                             37,491,031          36,916,725
                                                                                          ==========          ==========

   Weighted average common and common share
            equivalents outstanding                                                       37,491,031          36,916,725
                                                                                          ==========          ==========








See accompanying notes to consolidated financial statements.




                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                   Six Months
                                                                                                 Ended June 30
                                                                                       -----------------------------------
                                                                                            1999                1998
                                                                                          Restated
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
   Revenue:
      Net investment income                                                             $      3,034       $       5,558
      Net realized gains                                                                         150               4,266
      Other income                                                                               124                  93
      Premiums earned                                                                             --              25,819
      Fee income                                                                                  --               5,723
                                                                                        ------------       -------------
          Total revenue                                                                        3,308              41,459
                                                                                        ------------       -------------

   Expenses:
       Commissions, underwriting, and administrative expenses                                  4,354              26,868
       Interest expense                                                                        1,222                 477
       Depreciation and amortization                                                              76               3,100
       Losses and loss adjustment expenses                                                        --              24,016
       Unallocated loss adjustment expenses                                                       --               2,561
                                                                                        ------------       -------------
          Total expenses                                                                       5,652              57,022
                                                                                        ------------       -------------

   Loss from operations                                                                       (2,344)            (15,563)
   Loss on sale of net assets to Zenith                                                       (6,638)                 --
                                                                                        ------------       -------------

   Loss before income taxes                                                                   (8,982)            (15,563)
   Income tax benefit                                                                         (2,896)                 --
                                                                                        ------------       -------------

   Net loss                                                                             $     (6,086)      $     (15,563)
                                                                                        ============       =============


   Per share data:
      Net loss per common share - basic                                                 $      (0.16)      $       (0.42)
                                                                                        ============       =============

     Net loss per common share - diluted                                               $      (0.16)      $       (0.42)
                                                                                        ============       =============


   Weighted average common shares outstanding                                             37,419,156          36,892,420
                                                                                          ==========          ==========

   Weighted average common and common share
            equivalents outstanding                                                       37,419,156          36,892,420
                                                                                          ==========          ==========




See accompanying notes to consolidated financial statements.





                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                    Six Months
                                                                                                   Ended June 30
                                                                                          --------------------------------
                                                                                               1999             1998
                                                                                          ---------------   --------------
                                                                                            (Unaudited)       (Unaudited)

Net cash provided by (used in) operating activities                                        $    2,231        $  (15,838)
                                                                                           ----------        ----------

Cash flows from investing activities:
     Purchase of fixed maturities available for sale                                         (327,752)          (24,210)
     Purchase of fixed maturities held to maturity                                                 --            (5,569)
     Proceeds from sale of fixed maturities available for sale                                276,489            28,049
     Proceeds from maturities of fixed maturities available for sale                               --             6,029
     Proceeds from maturities of fixed maturities held to maturity                                 --             5,700
     Cash received from Zenith for sale of net assets                                          51,153            35,000
     Purchase of property and equipment                                                            --              (777)
     Cash assets transferred to Zenith                                                             --           (29,308)
     Investments to be transferred to Zenith                                                       --           (13,200)
                                                                                           ----------        ----------
       Net cash (used in) provided by investing activities                                       (110)            1,714
                                                                                           ----------        ----------

Cash flows from financing activities:
     Principal repayments of notes payable                                                         --              (245)
     Decrease in deposit balances payable                                                          --            (1,599)
     Transfer of cash and cash equivalents to restricted                                         (154)             (413)
                                                                                           ----------        ----------
       Net cash used in financing activities                                                     (154)           (2,257)
                                                                                           ----------        ----------

Net increase (decrease) in cash and cash equivalents                                            1,967           (16,381)

Cash and cash equivalents, beginning of period                                                  6,864            16,858
                                                                                           ----------        ----------
Cash and cash equivalents, end of period                                                   $    8,831        $      477
                                                                                           ==========        ==========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                       $     1,124        $      479
                                                                                          ===========        ==========
           Income taxes                                                                   $        82        $    3,435
                                                                                          ===========        ==========







See accompanying notes to consolidated financial statements.



                         RISCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                                 (in thousands)


                                                                                  Six Months Ended June 30
                                                                            --------------------------------------
                                                                                   1999                1998
                                                                                 Restated
                                                                            -------------------  -----------------
                                                                               (Unaudited)          (Unaudited)

Net loss                                                                     $     (6,086)         $  (15,563)
                                                                             ------------          ----------

Other comprehensive loss, before income taxes:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period                              (220)             (4,063)
Income tax benefit related to items of other
  comprehensive loss                                                                  (77)             (1,422)
                                                                             ------------          ----------
Other comprehensive loss, net of income taxes                                        (143)             (2,641)
                                                                             ------------          ----------

Total comprehensive loss                                                     $     (6,229)         $  (18,204)
                                                                             ============          ==========




























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

       At June 30, 1999, the Company recorded an additional net loss of $6.6 million on the sale to Zenith due to the final terms of the Settlement Agreement.

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


(6)    Restatement

       In April 2000, following a review of the contractual terms of the sale of business referred to in Note 1(c), the Company determined that the "loss on sale of net assets to Zenith" recorded in the second quarter of 1999 should be increased from $4,760,000 to $6,638,000. The increase in loss is attributable to the resolution of disputed ownership rights concerning certain securities held in trust at June 30, 1999. Consequently, all of the information presented in the June 30, 1999 consolidated financial statements and related notes has been restated to give effect to that determination.

       The effects of the restatement on the June 30, 1999 consolidated balance sheet and consolidated statement of operations for the three months and six months ended June 30, 1999 are as follows (in thousands, except per share data):

                                            Reported           As Restated
                                         ---------------     ---------------
Balance Sheet:
    Liabilities                             $   10,989          $    12,866
    Shareholders' equity                        91,214               89,337

Statement of Operations for the three
   months ended June 30, 1999:
    Loss on sale of net assets to Zenith        (4,760)              (6,638)
    Net loss                                    (3,369)              (5,247)

    Basic loss - per share                      (0.09)               (0.14)
    Diluted loss - per share                    (0.09)               (0.14)

                                            Reported           As Restated
                                         ---------------     ---------------

Statement of Operations for the six
   months ended June 30, 1999:
    Loss on sale of net assets to Zenith   $    (4,760)       $      (6,638)
    Net loss                                    (4,208)              (6,086)

    Basic loss - per share                      (0.11)               (0.16)
    Diluted loss - per share                    (0.11)               (0.16)

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

               A summary of the accrued  expenses and other  liabilities at June
              30, 1999 is as follows (in millions):

                           Payable to Zenith                                             $   8.1  (1)
                           Income taxes payable                                              1.7
                           Other accruals and payables                                       1.2
                           Accrued legal, accounting, auditing,
                              and actuarial services                                         1.1
                           Trade accounts payable                                            0.5
                           Other                                                             0.3
                                                                                          ------

                           Total                                                          $ 12.9
                                                                                          ======

                      (1) Based  on the  Settlement  Agreement,  as  more  fully discussed in Note 2 to the consolidated financial statements.


       The Company's operating results for the six months ended June 30, 1999 resulted in a net loss of $6.1 million.

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

       As of June 30, 1999, the Company recorded an additional net loss of $6.6 million on the sale to Zenith due to the final terms of the Settlement Agreement, as discussed more fully in Note 2 to the consolidated financial statements.

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


       Three Months Ended June 30, 1999 and 1998

       The Company's operating results for the three months ended June 30, 1999 and 1998 resulted in a net loss of $5.2 million and $6.2 million, respectively.

       The components of net  investment  income for the three months ended June
       30, 1999 and 1998 are summarized as follows (in millions):

                                                                            1999                      1998
                                                                           ----------               ----------


                 Interest income on the Zenith sale
                    proceeds                                              $    0.1                 $    1.6
                 Interest income on the balance in escrow                      0.1                      0.1
                 Other investment income                                       1.0                      0.6
                                                                          --------                 --------

                 Total                                                    $    1.2                 $    2.3
                                                                          ========                 ========

       The components of commissions, underwriting, and administrative expenses for the three months ended June 30, 1999 and 1998 are summarized as follows (in millions):

                                                                            1999                      1998
                                                                           ----------               ----------


                 Management expenses                                      $     0.3                $    0.4
                 Accounting and auditing expenses                               0.4                     0.3
                 Transition expenses incurred as a result
                    of the sale to Zenith                                       0.1                     0.3
                 Legal expenses                                                 1.3                     0.3
                 Recurring operating expenses
                    (rent, telephone, insurance, and
                    similar costs)                                              0.4                     1.0
                 Other expenses                                                 0.7                     0.8
                 Significant non-recurring expenses
                    discussed below                                              --                     8.3
                                                                          ---------                 -------
                 Total                                                    $     3.2                 $  11.4
                                                                          =========                 =======

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

       As of June 30, 1999, the Company recorded an additional net loss of $6.6 million on the sale to Zenith due to the terms of the Settlement Agreement, as discussed more fully in Note 2 to the consolidated financial statements.

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

                  RISCORP, INC.
                  (Registrant)




                  By: /s/ Walter E. Riehemann
                    ---------------------------------

                  Walter E. Riehemann
                  Senior Vice President and Secretary

                  Date:  April 20, 2000





                  By: /s/ Edward W. Buttner
                    ---------------------------------

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:   April 20, 2000