Form 10-Q/A
period 1999-09-30
RISCORP INC
filed 2000-04-20
CIK 1003957

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

Number of shares outstanding of the issuer's Common Stock:

                           Class                 Outstanding at October 31, 1999
                           -----                 -------------------------------
         Class A Common Stock, $.01 par value              14,258,671
         Class B Common Stock, $.01 par value              24,334,443



                                                        INDEX



                                                                                                             Page No.
Part I     Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets -
                           September 30, 1999 (as restated) and December 31, 1998                              3 - 4

                      Consolidated Statements of Operations -
                           For the three months ended September 30, 1999 and 1998                                  5

                      Consolidated Statements of Operations -
                           For the nine months ended September 30, 1999 (as restated) and 1998                     6

                      Consolidated Statements of Cash Flows -
                           For the nine months ended September 30, 1999 and 1998                                   7

                      Consolidated Statements of Comprehensive Loss -
                           For the nine months ended September 30, 1999 (as restated) and 1998                     8

                      Notes to Consolidated Condensed Financial Statements                                    9 - 12

           Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                13 - 19


Part II    Other Information

           Item 1.    Legal Proceedings                                                                      20 - 21

           Item 2.    Changes in Securities and Use of Proceeds                                                   21

           Item 3.    Defaults Upon Senior Securities                                                             21

           Item 4.    Submission of Matters to a Vote of Security Holders                                         21

           Item 5.    Other Information                                                                      21 - 22

           Item 6.    Exhibits and Reports on Form 8-K                                                            22


                      Signatures                                                                                  23





Part I   Financial Information
Item 1.  Financial Statements

                                            RISCORP, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets
                                                    (in thousands)


                                                                                          September 30      December 31
                                                                                             1999              1998
                                                                                          ------------      -----------
                                                                                          (Unaudited)
Assets

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $72,733 in 1999 and $6,666 in 1998)                                $       72,709     $         6,716
   Fixed maturities  available for sale, at fair value (amortized cost $6,749 in
      1999 and $9,047 in 1998)-restricted                                                         6,795               9,264
                                                                                         --------------     ---------------
      Total investments                                                                          79,504              15,980

Cash and cash equivalents                                                                         2,202               6,864
Cash and cash equivalents-restricted                                                              1,904              14,842
Prepaid expenses                                                                                  4,614               5,171
Deferred income taxes                                                                               977               3,141
Accounts receivable--other                                                                        2,300               7,674
Income taxes recoverable                                                                          2,181              17,277
Property and equipment, net                                                                         228                 337
Receivable from Zenith                                                                               --              49,933
Other assets                                                                                        756               2,174
                                                                                         --------------     ---------------

      Total assets                                                                       $       94,666     $       123,393
                                                                                         ==============     ===============
















See accompanying notes to consolidated financial statements.




                                            RISCORP, INC. AND SUBSIDIARIES

                                             Consolidated Balance Sheets
                                                    (in thousands)


                                                                                          September 30     December 31
                                                                                             1999             1998
                                                                                            Restated
                                                                                         -------------     ------------
Liabilities and Shareholders' Equity                                                     (Unaudited)

Liabilities - accrued expenses and other liabilities                                   $          6,767    $        27,827
                                                                                       ----------------    ---------------

Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,371,253 shares issued                                                 143                 143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued and outstanding                                 243                 243
   Preferred Stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding                                                      --                  --
   Additional paid-in capital                                                                  140,688             140,688
   Retained deficit                                                                            (53,187)            (45,680)
   Treasury Class A Common Stock - at cost, 112,582 shares                                          (1)                 (1)
   Accumulated Other Comprehensive Income:
      Net unrealized gains on investments                                                           13                 173
                                                                                       ----------------    ---------------
          Total shareholders' equity                                                             87,899             95,566

          Total liabilities and shareholders' equity                                   $         94,666    $       123,393
                                                                                       ================    ===============




















See accompanying notes to consolidated financial statements.




                                            RISCORP, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations
                                   (in thousands, except share and per share data)


                                                                                                 Three Months
                                                                                              Ended September 30
                                                                                      ------------------------------------
                                                                                           1999                 1998
                                                                                      ----------------     ---------------
                                                                                        (Unaudited)         (Unaudited)
Revenue:
      Net investment income                                                           $        1,132       $       2,297
      Net realized gains                                                                          --                  74
      Other income                                                                               624                 141
                                                                                      --------------       -------------
          Total revenue                                                                        1,756               2,512
                                                                                      --------------       -------------
   Expenses:
       Commissions, underwriting, and administrative expenses                                  3,065               3,835
       Interest expense                                                                           49                 147
       Depreciation and amortization                                                              33                  39
                                                                                      --------------       -------------
          Total expenses                                                                       3,147               4,021
                                                                                      --------------       -------------

   Loss before income taxes                                                                   (1,391)             (1,509)
   Income tax expense                                                                             30                 189
                                                                                      --------------       -------------

   Net loss                                                                           $       (1,421)      $      (1,698)
                                                                                      ==============       =============

   Per share data:
      Net loss per common share - basic                                               $        (0.04)      $       (0.05)
                                                                                      ==============       =============

     Net loss per common share - diluted                                              $        (0.04)      $       (0.05)
                                                                                      ==============       =============


   Weighted average common shares outstanding                                             37,634,781          37,062,558
                                                                                         ===========          ==========

   Weighted average common and common share
            equivalents outstanding                                                       37,634,781          37,062,558
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




                                            RISCORP, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations
                                    (in thousands, except share and per share data)


                                                                                                  Nine Months
                                                                                               Ended September 30
                                                                                       -----------------------------------
                                                                                            1999                1998
                                                                                          Restated
                                                                                       ---------------     ---------------
                                                                                        (Unaudited)         (Unaudited)

   Revenue:
      Net investment income                                                             $      4,166       $       7,927
      Net realized gains                                                                         150               4,268
      Other income                                                                               748                 234
      Premiums earned                                                                             --              25,819
      Fee income                                                                                  --               5,723
                                                                                        ------------       -------------
          Total revenue                                                                        5,064              43,971
                                                                                        ------------       -------------

   Expenses:
      Commissions, underwriting, and administrative expenses                                   7,419              30,703
      Interest expense                                                                         1,271                 624
      Depreciation and amortization                                                              109               3,139
      Losses and loss adjustment expenses                                                         --              24,016
      Unallocated loss adjustment expenses                                                        --               2,561
                                                                                        ------------       -------------
          Total expenses                                                                       8,799              61,043
                                                                                        ------------       -------------

   Loss from operations                                                                       (3,735)            (17,072)
   Loss on sale of net assets to Zenith                                                       (6,638)                 --
                                                                                        ------------       -------------

   Loss before income taxes                                                                  (10,373)            (17,072)
   Income tax (benefit) expense                                                               (2,866)                189
                                                                                        ------------       -------------

   Net loss                                                                             $     (7,507)      $     (17,261)
                                                                                        ============       =============


   Per share data:
      Net loss per common share - basic                                                 $      (0.20)      $       (0.47)
                                                                                        ============       =============

      Net loss per common share - diluted                                               $      (0.20)      $       (0.47)
                                                                                        ============       =============

   Weighted average common shares outstanding                                             37,491,031          36,949,133
                                                                                          ==========          ==========

   Weighted average common and common share
            equivalents outstanding                                                       37,491,031          36,949,133
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




                                            RISCORP, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Comprehensive Loss
                                                    (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30
                                                                            --------------------------------------
                                                                                   1999                1998
                                                                                 Restated
                                                                            -------------------  -----------------
                                                                               (Unaudited)          (Unaudited)

Net loss                                                                    $      (7,507)         $  (17,261)
                                                                            -------------          ----------

Other comprehensive income (loss), before income taxes:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period                      (245)              6,628
Income tax expense (benefit) related to items of other
  comprehensive income (loss)                                                         (86)              2,320
                                                                            -------------          ----------
Other comprehensive income (loss), net of income taxes                               (159)              4,308
                                                                            -------------          ----------

Total comprehensive loss                                                    $      (7,666)         $  (12,953)
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


(7)    Restatement

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

       The effects of the restatement on the September 30, 1999 consolidated balance sheet and consolidated statement of operations for the nine months ended September 30, 1999 are as follows (in thousands, except per share data):

                                            Reported           As Restated
                                         ---------------     ---------------
Balance Sheet:
    Liabilities                            $     4,889         $      6,767
    Shareholders' equity                        89,777               87,899

Statement of Operations:
    Loss on sale of net assets to Zenith        (4,760)              (6,638)
    Net loss                                    (5,629)              (7,507)

    Basic loss - per share                       (0.15)               (0.20)
    Diluted loss - per share                     (0.15)               (0.20)

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

                 A summary of the  accrued  expenses  and other  liabilities  at
                September 30, 1999 is as follows (in thousands):

                           Payable to Zenith                             $ 2,100
                           Income taxes payable                            2,141
                           Accrued professional services                   1,739
                           Trade accounts payable                            242
                           Other accruals and payables                       545
                                                                       ---------

                           Total                                         $ 6,767
                                                                       =========

       The Company's operating results for the nine months ended September 30, 1999 resulted in a net loss of $7.5 million.

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

       During the nine months ended September 30, 1999, the Company recorded a loss on sale of net assets to Zenith of $6.6 million due to the terms of the Settlement Agreement, as discussed more fully in Note 3 to the consolidated financial statements.

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
                                                                            ======                   ======

       The components of commissions, underwriting, and administrative expenses for the three months ended September 30, 1999 and 1998 are summarized as follows (in millions):

                                                                            1999                      1998
                                                                           ----------               ----------


                 Management expenses                                         $  0.3                  $  0.3
                 Accounting and auditing expenses                               0.5                     0.4
                 Legal expenses (income)                                        1.2                    (1.0)
                 Recurring operating expenses
                    (rent, telephone, insurance, and
                    similar costs)                                              1.1                     0.9
                 Non-recurring expenses                                          --                     3.2
                                                                             ------                  ------
                 Total                                                       $  3.1                  $  3.8
                                                                             ======                  ======

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

       The direct, assumed, ceded, and net earned premiums for the first quarter of 1998 are summarized as follows (in thousands):

                     Direct premiums earned                            $ 48,416
                     Assumed premiums earned                                 79
                     Premiums ceded to reinsurers                       (22,676)
                                                                       --------
                     Net premiums earned                               $ 25,819
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

                  RISCORP, INC.
                  (Registrant)




                  By: /s/ Walter E. Riehemann
                    ---------------------------------

                  Walter E. Riehemann
                  President

                  Date:  April 20, 2000





                  By: /s/ Edward W. Buttner IV
                    ---------------------------------

                  Edward W. Buttner IV, CPA
                  Principal Accounting Officer

                  Date:  April 20, 2000