Form 10-K/A
period 1999-12-30
RISCORP INC
filed 2000-04-20
CIK 1003957

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
            (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)      Identification Number)


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

                                                   Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of shares of the registrant's Class A Common Stock held by non-affiliates of the registrant as of March 31, 2000 was $34,755,511.

The number of shares of the registrant's Common Stock issued and outstanding as of March 31, 2000 was 38,593,114 consisting of 14,258,671 shares of Class A Common Stock and 24,334,443 shares of Class B Common Stock.

Documents Incorporated by Reference:  None

                                  RISCORP, Inc.
                           Annual Report on Form 10-K
                      for the year ended December 31, 1999

                                Table of Contents

                            Description                                                         Page

                                                      PART I

Item 1.                    Business                                                               1

Item 2.                    Properties                                                             13

Item 3.                    Legal Proceedings                                                      13

Item 4.                    Submission of Matters to a Vote
                           of Security Holders                                                    16

                                                      PART II

Item 5.                    Market for Registrant's Common
                           Equity and Related Stockholder Matters                                 17

Item 6.                    Selected Financial Data                                                17

Item 7.                    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                          18

Item 8.                    Financial Statements and Supplementary Data                            27

Item 9.                    Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                                                   27

                                                     PART III

Item 10.                   Directors and Executive Officers
                           of the Registrant                                                      28

Item 11.                   Executive Compensation                                                 29

Item 12.                   Security Ownership of Certain
                           Beneficial Owners and Management                                       30

Item 13.                   Certain Relationships and Related Transactions                         33

                                                      PART IV

Item 14.                   Exhibits, Financial Statement
                           Schedules, and Reports on Form 8-K                                     36

                           Signatures                                                             44

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

                                                                       1998             1997
                                                                       ----             ----
                                                                          (in thousands)
Gross reserves for losses and loss adjustment
    expenses, beginning of year                                       $437,038        $458,239
Less reinsurance recoverables                                          184,251         180,698
Less SDTF recoverable                                                   45,211          49,505
Less prepaid managed care fees                                           8,420          31,958
                                                                   -----------      ----------
Net balance at January 1                                               199,156         196,078
                                                                   -----------      ----------

Incurred losses and loss adjustment expenses related to:
  Current year                                                          14,860         125,764
  Prior years                                                           11,717          (2,401)
                                                                   -----------      ----------
       Total incurred losses and loss adjustment expenses               26,577         123,363
                                                                   -----------      ----------

Losses and loss adjustment expenses paid related to:
  Current year                                                           1,717          45,646
  Prior years                                                           26,760          74,639
                                                                   -----------      ----------
        Total losses and loss adjustment expenses paid                  28,477         120,285
                                                                   -----------      ----------
Net balance at December 31                                             197,256         199,156

Plus reinsurance recoverables                                          214,302         184,251
Plus SDTF recoverables                                                  44,552          45,211
Plus prepaid managed care fees                                           6,182           8,420
                                                                   -----------      ----------
                                                                       462,292         437,038

Less reserves for losses and loss adjustment
   expenses transferred to Zenith                                      462,292               -
                                                                   -----------      ----------
Gross reserves for losses and loss adjustment
  expenses at December 31                                           $        -        $437,038
                                                                   ===========      ==========

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

                                        As of December 31
                                        (In thousands)
                        1988     1989       1990      1991      1992      1993      1994     1995      1996        1997
                        ----     ----       ----      ----      ----      ----      ----     ----      ----        ----
Loss and loss adjustment
  expense reserves, net $  954   $11,273  $ 36,323  $ 68,674  $ 96,755  $152,406 $ 128,453   $92,820   $196,078   $199,156

Cumulative Amount Paid:

  One Year Later           355     8,927    19,335    32,241    47,572   122,603    95,229    55,875    74,639
  Two Years Later          902    14,922    34,010    55,794   116,193   164,840   127,395    77,823
  Three Years Later      1,185    19,675    44,551    91,441   134,193   172,699   141,803
  Four Years Later       1,595    22,587    59,651   100,307   137,782   177,603
  Five Years Later       1,665    26,943    62,775   102,468   140,671
  Six Years Later        1,801    27,870    63,620   103,936
  Seven Years Later      1,821    28,141    64,129
  Eight Years Later      1,662    28,563
  Nine Years Later       1,862

Liability Re-estimated as of:
  One Year Later         1,016    18,508    44,192    71,145   115,116   156,866   133,651    95,843   193,677
  Two Years Later        1,219    20,541    49,429    83,918   123,472   156,303   139,992    96,189
  Three Years Later      1,462    24,514    55,485    91,477   123,298   162,811   144,138
  Four Years Later       1,890    27,108    58,588    91,821   125,751   167,907
  Five Years Later       1,977    26,670    57,867    92,878   131,074
  Six Years Later        1,785    26,023    57,981    96,905
  Seven Years Later      1,734    26,067    59,986
  Eight Years Later      1,567    26,814
  Nine Years Later       1,763

Cumulative Redundancy
 (Deficiency)             (809)  (15,541)  (23,663)  (28,231)  (34,319)  (15,501)  (15,685)   (3,369)    2,401

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

         In July 1999, a shareholder class action lawsuit was filed against RISCORP, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida styled Chap-Cap Partners, L.P. v. RISCORP, Inc., William D. Griffin, Frederick M. Dawson, Walter
E. Riehemann and Stephen C. Rece, Case No. 99-1585CIV-T-26. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and
Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of RISCORP as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors pursuant to the terms of the Asset Purchase Agreement. The complaint seeks certification of a class and award of unspecified compensatory damages. Defendants Dawson, Riehemann and Rece sought indemnification from RISCORP. On or about February 9, 2000, the plaintiff filed an amended complaint that purported to drop William D. Griffin as a party and substitute the Estate of Frederick M. Dawson for Frederick M. Dawson (deceased) as a party defendant. On March 31, 2000, the defendants filed a motion to dismiss the amended complaint. After service of the complaint, RISCORP promptly notified its D&O insurance carrier. The insurance carrier subsequently sent a letter to RISCORP denying coverage of this claim. RISCORP has disputed the insurance company's position, and has insisted on coverage. RISCORP and the indemnified defendants deny liability to the Plaintiff or to the putative class, and intend to defend this action vigorously.

         On or about February 15, 2000, an alleged shareholder of RISCORP filed a putative class action suit against the Company, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks to enjoin the transaction. RISCORP has filed a motion to dismiss, and has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

         On February 25, 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RNIC styled State of Alabama v. RISCORP National Insurance Company, Civil Action No. CV-2000-569PR, Circuit Court of Montgomery County, Alabama. The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the workers' compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

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

Item 6.          Selected Financial Data

                                                                     Year Ended December 31

                                         1999 Restated       1998             1997             1996           1995
                                         -------------       ----             ----             ----           ----
                                                             (in thousands, except for per share data)
Income Statement Data:
Revenues:
   Premiums earned                       $        -        $25,819         $179,729         $173,557       $ 135,887
   Fees and other income                        778          5,906           20,369           31,733          22,397
   Net realized gains                           150          4,280            1,546              105           1,016
   Net investment income                      5,473          7,103           16,447           12,194           6,708
                                         ----------      ---------         --------         --------       ---------
           Total revenues                     6,401         43,108          218,091          217,589         166,008
                                         ----------      ---------         --------         --------       ---------
Expenses:
   Losses and loss
     adjustment expenses                          -         24,016          104,052          114,093          82,532
   Unallocated loss
     adjustment expenses                          -          2,561           19,311           12,916          10,133
   Commissions and general and
     administrative expenses                 11,083         34,191           70,800           65,685          48,244
   Interest                                   1,349            676            1,919            2,795           4,634
   Depreciation and amortization                142          2,736            7,423           11,500           1,683
                                         ----------      ---------         --------         --------       ---------
           Total expenses                    12,574         64,180          203,505          206,989         147,226
                                         ----------      ---------         --------         --------       ---------


                                                                 Year Ended December 31

                                          1999 Restated      1998             1997            1996            1995
                                          -------------      ----             ----            ----            ----

Income (loss) from operations                (6,173)       (21,072)          14,586           10,600          18,782
Loss on sale of net assets to Zenith         (5,170)       (47,747)               -                -               -
                                          ---------      ---------        ---------        ---------       ---------
Income (loss) before income taxes           (11,343)       (68,819)          14,586           10,600          18,782
Income taxes (1)                             (2,417)         2,056            7,300            8,202           5,099
                                          ---------      ---------        ---------        ---------       ---------
           Net income (loss)              $  (8,926)      $(70,875)       $   7,286        $   2,398       $  13,683
                                          =========      =========        =========        =========       =========
Net income (loss) per share (4)           $   (0.24)      $  (1.91)       $    0.20        $    0.07       $    0.49
                                          =========      =========        =========        =========       =========
Net income (loss) per share assuming
   dilution (4)                           $  (0.24)      $   (1.91)       $    0.20        $    0.07       $    0.45
                                          =========      =========        =========        =========       =========

Weighted average common
  shares outstanding                         37,563         37,012           36,892           34,648          28,100
                                          =========      =========        =========        =========       =========
Weighted average common
  shares and common share
  equivalents outstanding (2) (3)            37,563         37,012           37,116           36,406          30,093
                                          =========      =========        =========        =========       =========


Balance Sheet Data (at end of year):
Cash and investments                      $  85,574      $  37,686        $ 253,634        $281,963        $  92,713
Total assets                                 95,076        123,393          749,650         828,442          443,242
Long-term debt                                    -              -           15,609          16,303           46,417
Shareholders' equity                         88,420         95,566          163,533         157,308           16,157


(1) Certain subsidiaries of RISCORP were S Corporations prior to the reorganization, as referred to in Note 1(a) to the Company's consolidated financial statements, and were not subject to corporate income taxes.

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

             A summary of the accrued expenses and other liabilities at December
            31, 1999 and 1998 is as follows (in thousands):


                                                                    1999 Restated         1998
                                                                    --------------    ------------

                      Income taxes payable                           $  2,539          $   1,001
                      Accrued professional services                     1,819              2,518
                      Trade accounts payable                              205              1,309
                      Other accruals and payables                         215                778
                      Accrued legal settlement                              -             20,500
                      Payable to Zenith                                 1,878              1,721
                                                                     --------           --------

                      Total                                          $  6,656           $ 27,827
                                                                     ========           ========


           The $20.5 million decrease in the accrued legal settlement is due to the payment of this liability in April 1999.


         The Company's operating results for the year ended December 31, 1999 resulted in a net loss of $8.9 million. The following comments pertain to the Company's revenues and expenses for the year ended December 31, 1999:


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


              The Company recorded a loss on sale of net assets to Zenith of $5.2 million pursuant to the terms of the Settlement Agreement, dated July 1999.


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

             The$47.7  million  loss  on  the  sale  to  Zenith  represents  the adjustment to the purchase price as determined by the neutral auditors.

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

                                  Direct Premiums Written
                                  1998 (a)           1997
                                ----------       -----------
Florida                           $  29.2          $ 180.8
Alabama                               4.1             39.1
North Carolina                        4.4             32.2
Other                                 1.0             28.4
                                  -------          -------
Total                             $  38.7          $ 280.5
                                  =======          =======


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

        The following table shows direct, assumed, ceded, and net earned premiums for 1998 and 1997 (in millions):

                                        Year Ended December 31
                                        1998 (a)         1997
                                        -------         ------
Direct premiums earned                    $ 48.4        $328.2
Assumed premiums earned                      0.1          18.8
Premiums ceded to reinsurers               (22.7)       (167.3)
                                          ------        ------
Net premiums earned                       $ 25.8        $179.7
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

       The estimated effect of potential increases in interest rates on the fair values of our investment securities follows (in thousands):

                                                  1999                                1998
                                     -------------------------------      ----------------------------
                                     Market Value        +100             Market Value       +100
                                                     Basis Points                        Basis Points
                                     -------------- ----------------      ------------- --------------

Fixed-maturity securities                $ 78,981       $ 78,783              $ 15,980      $ 15,940
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

                                                     PART III


Item 10.          Directors and Executive Officers of the Registrant


Directors and Executive Officers

       Set forth below is certain information as of December 31, 1999, concerning the Company's executive officers, continuing directors, and nominees for director.

                                                                            Age             Year First
      Name                           Position(s)                                         Became a Director

      ------------------------------ ----------------------------------- ----------- --------------------------


      Walter E. Riehemann            President                               33

      Edward Buttner, IV             Chief Accounting Officer                46

      Seddon Goode, Jr.              Director                                67                1996

      George E. Greene III           Director                                64                1995

      Walter L. Revell               Director                                64                1995


       Walter E. Riehemann has served as the Company's President since November 3, 1999, and as its Senior Vice President, General Counsel and Secretary since October 1997. Mr. Riehemann joined the Company as Associate General Counsel in August 1995 and was promoted to Vice President, General Counsel and Secretary in June 1997. Prior to joining the Company, Mr. Riehemann had been associated with the law firm of Powell, Goldstein, Frazer & Murphy, Atlanta, Georgia since 1993.

       Edward W. Buttner, IV has served as the Company's Chief Accounting Officer since April 1, 1998. Since 1976, Mr. Buttner has practiced as a certified public accountant in Jacksonville, Florida, where he is currently a principal of Buttner Hammock & Company, a public accounting firm. Prior to founding Buttner Hammock, Mr. Buttner was employed in various capacities with Ernst & Young LLP from June 1, 1976, including as a partner from October 1, 1988 to April 3, 1992.

        Seddon Goode, Jr. has served as a director of the Company since November 9, 1996. Mr. Goode has served as President and as a director of University
Research Park, Inc. since 1981. Mr. Goode is also a director and chairman of Canal Industries, Inc.

        George E. Greene III has served as a director of the Company since 1995. Mr. Greene has been a private consultant since 1994. Mr. Greene served in various management positions with Florida Power Corporation and other subsidiaries of Florida Progress Corporation from 1962 to 1993. Mr. Greene retired from Florida Power Corporation as a Senior Vice President on January 1, 1994.

        Walter L. Revell has served as a director of the Company since 1995. Mr. Revell has been Chairman and Chief Executive Officer of H.J. Ross Associates, Inc., a consulting engineering, architectural and planning firm, since 1991 and Chairman and Chief Executive Officer of Revell Investments International, Inc. since 1984. Mr. Revell is also a director of The St. Joe Company, Dycom Industries, Inc. and NCL Cruises, Ltd.

Compliance with Section 16(a) of the Securities Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements.


Item 11.  Compensation of Executive Officers

       Summary Compensation Table. The following table provides certain summary information concerning compensation paid by the Company to the Company's chief executive officers during 1999. The Company has had no employees since the consummation of the asset sale to Zenith on April 1, 1998 and, accordingly, none of the Company's executive officers earned any salary or bonus during 1999.

                                                                         LONG-TERM
                                                                        COMPENSATION
                                               ANNUAL COMPENSATION    ----------------
                                              ---------------------   RESTRICTED STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR   SALARY($)    BONUS($)     AWARD(S)($)      COMPENSATION($)
---------------------------            ----   ---------    --------   ----------------   ---------------

Frederick M. Dawson...............    1999(1)     --            --             --                 --
  Chief Executive Officer             1998   $112,500(2)        --      1,725,000(3)      $1,050,000(4)
                                      1997    279,808     $525,000             --              8,334(5)

Walter E. Riehemann                   1999(6)     --          --            --
 President

---------------

(1) Mr. Dawson served as Chief Executive Officer from May 1997 until his death in October, 1999. As of the consummation of the asset sale to Zenith, Mr. Dawson's employment agreement was terminated and Mr. Dawson received a severance payment which constituted all amounts remaining to be paid to Mr. Dawson under his employment agreement. After April 1, 1998, Mr. Dawson rendered services to the Company through The Phoenix

        Management Company, Ltd. ("Phoenix") pursuant to a management agreement dated February 18, 1998 between the Company and Phoenix (the "Management Agreement"). See "Certain Relationships and Related Transactions."
(2) Represents payments made to Mr. Dawson from January 1, 1998 to April 1, 1998 pursuant to the terms of his employment agreement.
(3) Represents a restricted stock award for 1,725,000 of Class A Common Stock (subject to certain vesting provisions) granted pursuant to the Management Agreement. At that time, Mr. Dawson owned a majority interest in Phoenix and controlled its operations as President of its general partner.
(4) Represents a severance payment paid to Mr. Dawson on April 2, 1998, which constituted all amounts remaining to be paid to Mr. Dawson under his employment agreement. In connection with this lump sum payment, Mr. Dawson's employment agreement was terminated.
(5) Represents $7,397 for temporary housing and $937 in group term life insurance premiums.
(6) Mr. Riehemann has served as President of the Company since November 3, 1999. Mr. Riehemann is not an employee of the Company. He currently renders services to the Company through Dawson Managers, Inc. ("Dawson Managers") as a result of an assignment of the Management Agreement. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of March 31, 2000, information as to the Company's Class A and Class B Common Stock beneficially owned by: (a) each director of the Company, (b) each executive officer of the Company, (c) all directors and executive officers of the Company as a group, and (d) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock.


                                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                                                     ----------------------------------------------
                                                        CLASS A COMMON           CLASS B COMMON
                                                     ---------------------   ----------------------
NAME OF BENEFICIAL OWNER                               NUMBER     PERCENT      NUMBER      PERCENT
------------------------                             ----------   --------   -----------   --------

William D. Griffin(2)..............................         --        --     22,176,052      91.1%
L. Scott Merritt(3)................................         --        --      2,158,391       8.9
Blavin & Company, Inc. (4).........................  1,982,000      13.9%            --        --
Chap-Cap Partners, L.P.(5).........................  1,026,500       7.2             --        --
Seth W. Hamot(6)...................................    821,300       5.7             --        --
Thomas K. Albrecht(7)..............................    790,336       5.5             --        --
Peter D. Norman(8).................................    790,336       5.5             --        --
Walter E. Riehemann(9).............................  1,725,000      12.1             --        --
Seddon Goode, Jr. .................................         --        --             --        --
George E. Greene III...............................        200         *             --        --
Walter L. Revell...................................         --        --             --        --
Edward Buttner, IV.................................         --        --             --        --
All directors and executive officers as a
  group (5 persons)................................  1,725,200      12.1             --        --


---------------
  * Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable rules promulgated by the Securities and Exchange Commission, includes shares as to which a person has or shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(2) Mr. Griffin's business address is P.O. Box 728, Sarasota, Florida 34230. Mr. Griffin's shares of Class B Common Stock are owned of record by The RISCORP Group Holding Company, Limited Partnership (17,268,841 shares) and William D. Griffin Family Limited Partnership (4,907,211 shares). The general partners of such limited partnerships are Gryphus Company I and Gryphus Company II, respectively. Mr. Griffin is the president, a director and the controlling shareholder of Gryphus Company I and Gryphus Company II. The business address of Gryphus Company I and Gryphus Company II is Bank of America Center, Suite 850, 101 Convention Center Drive, Las Vegas, Nevada 89109. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Griffin would beneficially own 60.9% of the shares of Class A Common Stock. On September 18, 1997, Mr. Griffin resigned as a director of the Company and all other positions with the Company and its subsidiaries. The information herein regarding the stock ownership of Mr. Griffin, Gryphus Company I and Gryphus Company II was obtained from a Schedule 13G filed by such persons with the Securities and Exchange Commission on February 14, 2000. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Griffin, Gryphus Company I and Gryphus Company II.
(3) Mr. Merritt's business address is 4711 Meadowview Circle, Sarasota, Florida 34233. Mr. Merritt has sole voting and investment power with respect to 2,158,391 shares of Class B Common Stock as trustee of certain irrevocable trusts created by Mr. Griffin for the benefit of his children. Mr. Griffin disclaims beneficial ownership of those shares. All of the shares of Class B Common Stock noted may be converted into shares of Class A Common Stock, on a one for one basis. If all of the Class B Common Stock shares noted were so converted into Class A Common Stock, Mr. Merritt would beneficially own 15.5% of the shares of Class A Common Stock. The information herein regarding the stock ownership of Mr. Merritt was obtained from a Schedule 13G filed by Mr. Merritt with the Securities and Exchange Commission on February 14, 2000. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Merritt.
(4) The business address of Blavin & Company, Inc. is 29621 Northwestern Highway, Southfield, Michigan 48034. The information herein regarding the stock ownership of Blavin & Company, Inc. was obtained from a

        Schedule 13D filed by Blavin & Company, Inc. on March 27, 1998, and as amended on April 9, 1998, July 29, 1998, April 1, 1999 and May 7, 1999. The Company makes no representation as to the accuracy or completeness of the information reported regarding Blavin & Company, Inc.
(5) Chap-Cap Partners, L.P. shares voting, dispositive power and beneficial ownership with respect to 985,000 shares of Class A Common Stock with Chapman Capital L.L.C. and Robert L. Chapman, Jr. The business address of Chap-Cap Partners, L.P., Chapman Capital, L.L.C. and Mr. Chapman is 725 South Figuerosa Street, 23rd Floor, Suite 2369, Los Angeles, California 90017. The information herein regarding the stock ownership of Chap-Cap Partners, L.P. was obtained from a Schedule 13D filed by Chap-Cap Partners, L.P. on March 23, 1999 and as amended on May 11, 1999, July 14, 1999 and October 29, 1999. The Company makes no representation as to the accuracy or completeness of the information reported regarding Chap-Cap Partners, L.P., Chapman Capital, L.L.C. and Mr. Chapman.
(6) Mr. Hamot has sole voting and investment power with respect to 811,300 shares of Class A Common Stock and shared voting and investment power with respect to 10,000 shares of Class A Common Stock. Of the 811,300 shares beneficially owned by Mr. Hamot, 766,300 shares are owned of record by Costa Brava Partnership II Limited Partnership and 5,000 shares are owned by Seth W. Hamot as custodian for Gideon B. Hamot under the Massachusetts Uniform Transfers to Minors Act. The general partner of Costa Brava Partnership II is Roark, Reardon & Hamot, Inc.. Mr. Hamot is a principal of Roark, Reardon & Hamot. The business address of Mr. Hamot, Costa Brava Partnership II and Roark, Reardon & Hamot is 121-B Tremont Street, Brighton, Massachusetts 02155. The information herein regarding the stock ownership of Mr. Hamot, Gideon B. Hamot, Costa Brava Partnership II and Roark, Reardon & Hamot was obtained from a Schedule 13D filed by such persons with the Securities and Exchange Commission on September 29, 1998, and as amended on April 21, 1999 and June 8, 1999. Such Schedule 13D also disclosed ownership by certain other individuals and entities who jointly filed such Schedule 13D with Mr. Hamot, Gideon
        B. Hamot, Costa Brava Partnership II and Roark, Reardon & Hamot of an aggregate of 213,000 shares of Class A Common Stock (or approximately 1.5% of the Class A Shares outstanding), which shares are in addition to those disclosed as beneficially owned by Mr. Hamot. The Company makes no representation as to the accuracy or completeness of the information reported regarding Mr. Hamot, Gideon B. Hamot, Costa Brava Partnership II, Roark, Reardon & Hamot or the other individuals and entities identified as joint filers in such Schedule 13D.
(7) Mr. Albrecht's business address is 4137 Carmichael Road, Suite 330, Montgomery, Alabama 36106. Represents shares issued to Mr. Albrecht by the Company in connection with the settlement of claims made by Mr. Albrecht against the Company.
(8) Mr. Norman's business address is 4137 Carmichael Road, Suite 330, Montgomery, Alabama 36106. Represents shares issued to Mr. Norman by the Company in connection with the settlement of claims made by Mr. Norman against the Company.
(9) Represents a restricted stock award for 1,725,000 shares of Class A Common Stock (subject to certain vesting provisions) granted pursuant to the Management Agreement. Mr. Riehemann controls the operations of Phoenix as the president and sole shareholder of its general partner.

Possible Change in Control

       On November 3, 1999, the Company entered into a definitive agreement (the "Merger Agreement") to merge with Griffin Acquisition Corp. ("Acquiror"), a company controlled by Mr. William D. Griffin, the majority shareholder of the Company. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Class A Common Stock will receive $2.85 in cash, plus a contingent right to receive an additional pro rata cash amount if the Company recovers any additional amounts from Zenith Insurance Company. Under the terms of the Merger Agreement, Acquiror will assume all of the liabilities of the Company, including its pending litigation. The transaction is subject to customary closing conditions, including shareholder approval, and is expected to close in the second quarter of 2000. This transaction, if consummated, will result in a change in control of the Company in that each of the current directors will resign and Mr. Griffin will directly or indirectly own a majority of the Company's voting securities and will have the ability to elect the members of the Company's Board of Directors to fill such vacancies.

Item 13.  Certain Relationships and Related Transactions

        Prior to the asset sale to Zenith, the Board of Directors decided that it would be in the best interests of the Company to outsource its day-to-day management functions following the consummation of the sale. The Board of Directors also decided that in order to retain qualified management and to more closely align the interests of management with the shareholders of the Company, it would be in the best interests of the Company to grant management an equity interest in the Company. Accordingly, the Company entered into the Management Agreement, pursuant to which Phoenix was granted a restricted stock award for 1,725,000 shares of Class A Common Stock which vests 1/36 per month commencing May 1, 1998 over the three year term of the management agreement. Walter E Riehemann, the President of the Company, beneficially owns a majority interest in Phoenix, a Florida limited partnership, and controls its operations as president and the sole shareholder of its general partner, Dawson Managers. As of April 1, 2000, approximately 1,150,000 shares had vested under the terms of the restricted stock award to Phoenix.

       Effective December 1, 1999, the Phoenix management agreement was amended and assigned to Dawson Managers. The amendment to the management agreement reduced the management fee from $100,000 to $70,000 per month and reduced the termination fee payable to Dawson Managers. At the request of the general partner, the agreement was assigned to Dawson Managers following Mr. Dawson's death since all of the expenses incurred in connection with providing the services to the Company were being paid by the general partner. Under the original management agreement, a termination fee was payable to Phoenix in an amount equal to the unpaid management fees, calculated at $100,000 per month, that would have been payable to Phoenix during the initial three year term of the agreement upon either (i) the complete liquidation, dissolution and winding up of all of the business and affairs of the Company including, without limitation, the final distribution to all shareholders of the Company; or (ii) the final distribution to the holders of the Class A Common Stock. The amendment to the Management Agreement reduced the termination fee payable to Dawson Managers to reflect the reduction in the management fee from $100,000 to $70,000 per month.

       Pursuant to the terms of the Management Agreement, Dawson Managers provides, among other things, the following services to the Company: (i) management of the day-to-day operations of the Company and its subsidiaries,
(ii) assistance in the overall planning and coordination of the business of the Company, (iii) assistance in the resolution of all claims and contingencies pending or subsequently asserted against the Company, (iv) coordination of the finance, accounting, and tax requirements of the Company with the specific duties to be delegated, at the expense of the Company, to competent professionals approved by the Board of Directors of the Company, (v) preparation of the investment policy for the Company and coordination of the investment transactions through one or more investment advisors, and (vi) performance of such other duties as may from time to time be requested by the Board of Directors of the Company not inconsistent with the terms of the Management Agreement.

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

       In 1997 and 1998, the Company advanced pre-indictment legal expenses to five former officers in connection with criminal charges instituted against them by the federal government. The advancement of these expenses was subject to an undertaking that each such officer would reimburse the Company in the event it was subsequently determined that he was not entitled to be indemnified by the Company for such expenses. Following the conviction of each former officer, the Company sought repayment of the advanced legal fees. Mr. Griffin promptly reimbursed the Company for the expenses advanced on his behalf. When three of these former officers refused to reimburse the Company, the Company filed suit against each. In December 1998, the Company reached an agreement with Mr. Griffin whereby each of these suits was dismissed without prejudice in exchange for Mr. Griffin's agreement to reimburse the Company for the pre-indictment legal expenses advanced to them. This obligation is evidenced by a promissory note in the amount of $245,000. The promissory note is payable to the Company on the earlier of January 1, 2001 or the date on which the Company makes a substantial distribution to the holders of Class A Common Stock. In the event that the promissory note is not paid in accordance with its terms, the Company is entitled to re-file and prosecute any or all of the three actions that it dismissed against these former officers.

       Pursuant to the terms of the Merger Agreement with Griffin Acquisition Corp., Acquiror has agreed to maintain the current policies of directors' and officers' liability insurance maintained by the Company with respect to claims arising from facts or events which occurred prior to the effective time of the merger until such policies either expire by their own terms or are canceled by the insurer. Additionally, the Company has agreed to indemnify each present or former director or officer of the Company and its subsidiaries to the same extent such person was indemnified immediately prior to the merger. In order to secure this latter indemnification obligation, the Company will enter into an escrow agreement at the closing of the merger with First Union National Bank, as escrow agent, pursuant to which the Company will transfer $2,500,000 to First Union. Also, the Company has agreed to maintain a minimum net book value for four and one-half years following the closing to secure these indemnification obligations.

       Pursuant to the terms of the Merger Agreement with Griffin Acquisition Corp., Acquiror has agreed that if, following the consummation of the merger, the Company or any of the holders of Class B Common Stock initiates or causes to be initiated any suit or proceeding which directly or indirectly results in the participation of the estate of Frederick M. Dawson, Seddon Goode, Jr., George E. Greene III, Walter L. Revell, Walter E. Riehemann, or Edward W. Buttner, IV as a witness, the Company will advance funds or reimburse such witness for all reasonable fees and expenses incurred in connection with the participation in such suit or proceeding.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8 - K


(a) List the following documents filed as part of this report:

    1.   Financial Statements.

               Independent Auditors' Report...............................................................F-1
               Consolidated Balance Sheets at December 31, 1999 (as restated) and 1998....................F-3
               Consolidated Statements of Operations for the Years Ended December 31, 1999 (as restated),
                  1998, and 1997..........................................................................F-4
               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1999 (as restated), 1998, and 1997.........................................F-5
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 (as restated),
                  1998, and 1997..........................................................................F-6
               Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
                  December 31, 1999 (as restated), 1998, and 1997.........................................F-8
               Notes to Consolidated Financial Statements.................................................F-9

    2.   Financial Statement Schedules

               I  - Summary of investments - other than investments in related parties....................F-38
               II - Condensed financial information of registrant (as restated)...........................F-39
               IV - Reinsurance...........................................................................F-43
               VI - Supplemental information concerning property-casualty insurance operations............F-44

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

                  RISCORP, Inc., individually and on behalf of each of its subsidiaries identified as parties to this Agreement


                                               /S/               .
                                          Seddon Goode, Jr.
                                          Director


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

                   ESTATE OF FREDERICK M. DAWSON


                                               /S/
                                          Karen Dawson
                                          Executrix




                                                    EXHIBIT 11

                                  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                                          RISCORP, INC. AND SUBSIDIARIES

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                                1999               1998          1997
                                                                ----               ----          ----


Net income (loss)                                       $  (8,926,000)     $(70,875,000)     $7,286,000
                                                        =============      ============      ==========


Average outstanding shares used for
  calculating basic earnings or loss per share (1)         37,562,906        37,011,864      36,891,864
Additional common shares issuable under
  employee stock options using the treasury stock
  method (2)                                                        -                 -         223,808
                                                        -------------      ------------      ----------
Average outstanding shares used for
  calculating diluted earnings or loss per share           37,562,906        37,011,864      37,115,672
                                                        =============      ============      ==========
Net income (loss) per share                             $       (0.24)     $      (1.91)     $     0.20
                                                        =============      ============      ==========
Net income (loss) per share - assuming dilution         $       (0.24)     $      (1.91)     $     0.20
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

SIGNATURES


         Pursuant to the requirement of the Securities Act of 1933, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida, on the 20th day of April, 2000.


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

SIGNATURE                   TITLE                                  DATE


/s/ Walter E. Riehemann

Walter E. Riehemann         President and General Counsel       April 20, 2000
                            (principal executive officer)



/s/ Edward W. Buttner IV

Edward W. Buttner IV        Chief Accounting Officer            April 20, 2000




/s/ Seddon Goode, Jr.

Seddon Goode      , Jr.     Director                            April 20, 2000




/s/ George E. Greene III

George E. Greene III        Director                            April 20, 2000



/s/ Walter L. Revell        Director                            April 20, 2000

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


[GRAPHIC OMITTED]


Atlanta, Georgia
March 6, 2000, except as to Notes 19
  and 20, which are as of April 17, 2000

                         RISCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                    December 31
                                                                                          1999 Restated         1998
---------------------------------------------------------------------------------------  ----------------   ----------------
                                         ASSETS
Investments:
   Fixed maturities available for sale, at fair value (amortized cost
      $76,058 in 1999 and $6,666 in 1998)                                                $      75,959      $       6,716
   Fixed maturities available for sale, at fair value (amortized cost $2,995
      in 1999 and $9,047 in 1998)--restricted                                                    3,022              9,264
                                                                                         -------------      -------------
      Total investments                                                                         78,981             15,980

Cash and cash equivalents                                                                        4,668              6,864
Cash and cash equivalents--restricted                                                            1,925             14,842
Receivable from Zenith                                                                               -             49,933
Accounts receivable--other                                                                       2,545              7,674
Income taxes recoverable                                                                             -             17,277
Deferred income taxes                                                                            1,010              3,141
Property and equipment, net                                                                        196                337
Other assets                                                                                     5,751              7,345
                                                                                         -------------      -------------
   Total assets                                                                          $      95,076      $     123,393
                                                                                         =============      =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities - accrued expenses and other liabilities                                     $       6,656      $      27,827
                                                                                         -------------      -------------
Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000 shares authorized;
       14,258,671 shares issued                                                                   143                 143
   Class B Common Stock, $.01 par value, 100,000,000 shares authorized;
       24,334,443 shares issued and outstanding                                                   243                 243
   Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued or
       outstanding                                                                                  -                   -
   Additional paid-in capital                                                                 142,688             142,688
   Retained deficit                                                                           (54,606)            (45,680)
   Unearned compensation--restricted stock                                                          -              (2,000)
   Treasury Class A Common Stock--at cost, 112,582 shares                                          (1)                 (1)
   Accumulated Other Comprehensive Income (Loss):
      Net unrealized gains (losses) on investments                                                (47)                173
                                                                                         -------------      -------------
         Total shareholders' equity                                                            88,420              95,566
                                                                                         -------------      -------------
         Total liabilities and shareholders' equity                                      $     95,076       $     123,393
                                                                                         =============      =============


See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                      Year Ended December 31
                                                                       ----------------------------------------------------
                                                                        1999 Restated          1998              1997
                                                                       ---------------     --------------    --------------
Revenues:
    Fees and other income                                              $         778       $       5,906      $     20,369
    Net realized gains                                                           150               4,280             1,546
    Net investment income                                                      5,473               7,103            16,447
     Premiums earned                                                                              25,819           179,729
                                                                       -------------       -------------      ------------
        Total revenues                                                         6,401              43,108           218,091
                                                                       -------------       -------------      ------------
Expenses:
    Commissions and general and administrative expenses                       11,083              34,191            70,800
    Interest                                                                   1,349                 676             1,919
    Depreciation and amortization                                                142               2,736             7,423
    Losses and loss adjustment expenses                                            -              24,016           104,052
    Unallocated loss adjustment expenses                                           -               2,561            19,311
                                                                       -------------       -------------      ------------
        Total expenses                                                        12,574              64,180           203,505
                                                                       -------------       -------------      ------------

Income (loss) from operations                                                 (6,173)            (21,072)           14,586
Loss on sale of net assets to Zenith                                          (5,170)            (47,747)                -
                                                                       -------------       -------------      ------------

Income (loss) before income taxes                                            (11,343)            (68,819)           14,586
Income tax expense (benefit)                                                  (2,417)              2,056             7,300
                                                                       -------------       -------------      ------------
        Net income (loss)                                              $      (8,926)        $   (70,875)    $       7,286
                                                                       =============       =============      ============
Per share data:
    Net income (loss) per common share-basic                           $       (0.24)      $       (1.91)    $       0.20
                                                                       =============       =============      ============

    Net income (loss) per common share-diluted                         $       (0.24)      $       (1.91)    $       0.20
                                                                       =============       =============      ============

Weighted average common shares outstanding                                37,562,906          37,011,864        36,891,864
                                                                       =============       =============      ============
Weighted average common shares and common share equivalents
    outstanding                                                           37,562,906          37,011,864        37,115,672
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

                         RISCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1998, and 1999
                                 (in thousands)


                                                                         Net
                                                                     Unrealized                Retained                 Total
                                     Class A    Class B  Additional     Gains                  Earnings               Shareholders'
                                     Common     Common     Paid-in    (Losses) on    Unearned  (Deficit)   Treasury       Equity
                                      Stock      Stock     Capital    Investments Compensation  Restated    Stock        Restated
                                    -------     -----     -------     ---------   ------------  --------    ------    -----------


Balance, January 1, 1997             $ 120      $ 243   $ 137,813     $ 1,769      $ (546)     $ 17,909    $   -      $ 157,308

Net income                               -          -           -           -           -         7,286        -          7,286

Purchase of treasury stock               -          -           1           -           -             -       (1)             -

Change in unearned compensation          -          -      (1,840)          -         546             -        -         (1,294)

Increase in net unrealized gains on
   investments                           -          -           -         233            -            -        -            233
                                    ------     ------   ---------     --------     -------     --------   ------      ---------

Balance, December 31, 1997             120        243     135,974       2,002           -        25,195       (1)       163,533

Net loss                                 -          -           -           -           -       (70,875)       -        (70,875)

Issuance of common and
     restricted stock                   26          -       6,714           -      (2,000)            -        -          4,740

Decrease in net unrealized gains
     on investments                      -          -           -       (1,829)          -            -        -         (1,829)

Other adjustments                       (3)         -           -            -           -            -        -             (3)
                                    ------     ------   ---------     --------     -------     --------   ------      ---------

Balance, December 31, 1998             143        243     142,688         173       (2,000)     (45,680)      (1)        95,566

Net loss                                 -          -           -           -            -       (8,926)       -         (8,926)

Amortization of unearned compensation    -          -           -           -        2,000            -        -          2,000

Change in net unrealized gains
   on investments                        -          -           -         (220)          -            -        -           (220)
                                    ------     ------   ---------     --------     -------     --------   ------      ---------

Balance, December 31, 1999           $ 143      $ 243   $ 142,688     $    (47)    $     -     $(54,606)  $   (1)     $  88,420
                                    ------     ------   ---------     --------     -------     --------   ------      ---------















See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       Year Ended December 31
                                                                           ------------------------------------------------
                                                                            1999 Restated          1998            1997
                                                                           ---------------     -------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                      $      (8,926)      $   (70,875)    $    7,286
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                 142             2,736          7,423
      Amortization of unearned compensation                                       2,000                 -              -
      Loss on sale of net assets to Zenith                                        5,170            47,747              -
      Loss (gain) on disposal of property and equipment                               -               (99)           291
      Net realized gain on sale of investments                                     (150)           (4,280)        (1,545)
      Gain on sale of personal residence                                              -                (1)             -
      Net amortization of discounts on investments                                  (73)              166             14
      Issuance of RISCORP, Inc. stock                                                 -             4,740              -
      Other                                                                          15             1,181              -
      Change in:
         Premiums receivable, net                                                     -            16,627         22,026
         Accounts receivable--other                                               5,129            (1,558)        (5,104)
         Recoverable from Florida State Disability Trust Fund, net                    -               659          4,295
         Reinsurance recoverables                                                     -           (30,051)        (3,553)
         Prepaid reinsurance premiums                                                 -             8,301         19,807
         Prepaid managed care fees                                                    -             2,238         23,537
         Accrued reinsurance commissions                                              -            (1,481)       (16,770)
         Income taxes recoverable                                                17,277           (17,277)             -
         Deferred tax assets                                                      2,250            20,181            431
         Other assets                                                             1,594               495         (3,249)
         Loss and loss adjustment expense reserves                                    -            25,253        (21,502)
         Unearned premiums                                                            -           (13,147)       (46,280)
         Accounts payable--related party                                              -                 -         (1,171)
         Accrued expenses and other liabilities                                 (22,832)          (29,140)        (8,880)
                                                                           ------------      ------------    -----------
             Net cash provided by (used in) operating activities                  1,596           (37,585)       (22,944)
                                                                           ------------      ------------    -----------

Cash flows from investing activities:
   Proceeds from:
      Sales and maturities of fixed maturities--available for sale              357,510            86,533        130,542
      Maturities of fixed maturities--held to maturity                                -             6,000          1,885
      Sale of equity securities                                                     150             1,324          4,284
      Sale of equipment                                                               -               255            158
      Sale of personal residence                                                      -               436              -
   Purchase of:
      Fixed maturities--available for sale                                     (420,800)          (69,215)      (100,499)
      Fixed maturities--held to maturity                                              -            (5,874)        (1,237)
      Equity securities                                                               -                 -           (637)
      Property and equipment                                                          -              (971)        (4,477)
      Personal residence                                                              -              (435)             -

                                                                                                (continued)


                         RISCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                            1999 Restated        1998             1997
                                                                           ---------------   -------------    ------------
Cash flows from investing activities (continued):
      Net cash received from Zenith for sale of net assets                       46,431            35,000              -
   Purchase (net of cash acquired) of:
      Cash and investments not yet transferred to Zenith                              -             7,404              -
      Maryland NARM Fund                                                              -                 -            134
                                                                           ------------      ------------    -----------
         Net cash provided by (used in) investing activities                    (16,709)           60,457         30,153
                                                                           ------------      ------------    -----------

Cash flows from financing activities:
   Transfer of cash and cash equivalents from (to) restricted balances           12,917           (30,856)       (13,295)
   Increase (decrease) in deposit balances payable                                    -            (1,598)           725
   Decrease in unearned compensation                                                  -                 -            546
   Purchase of treasury stock subject to put options                                  -                 -         (2,100)
   Principal repayments of notes payable                                              -              (412)          (694)
   Other, net                                                                         -                 -         (1,840)
                                                                           ------------      ------------    -----------
         Net cash provided by (used in) financing activities                     12,917           (32,866)       (16,658)
                                                                           ------------      ------------    -----------

Net decrease in cash and cash equivalents                                        (2,196)           (9,994)        (9,449)
Cash and cash equivalents, beginning of year                                      6,864            16,858         26,307
                                                                           ------------      ------------    -----------
Cash and cash equivalents, end of year                                     $      4,668      $      6,864    $    16,858
                                                                           ============      ============    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
      Interest                                                             $      1,154      $        493    $     1,928
                                                                           ============      ============    ===========
      Income taxes                                                         $        247      $      2,341    $     6,566
                                                                           ============      ============    ===========

Supplemental schedule of noncash investing and financing activities:

     As of April 1, 1998, the Company sold substantially all of its insurance assets and transferred certain liabilities to Zenith. In conjunction with the sale and transfer, a $49,933 receivable from Zenith was recorded as of December 31, 1998 [see Notes 1(c) and 20].














See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                            1999 Restated          1998            1997
                                                                           ---------------     -------------    ------------

Net income (loss)                                                          $     (8,926)       $  (70,875)       $   7,286
                                                                           ------------        ----------        ---------

Other comprehensive income (loss), before income taxes:
    Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during year                          (339)              194           (2,392)
    Income tax expense (benefit) related to items of other
       comprehensive income (loss)                                                 (119)               68             (837)
                                                                           ------------        ----------        ---------
Other comprehensive income (loss), net of income taxes                             (220)              126           (1,555)
                                                                           ------------        ----------        ---------

Total comprehensive income (loss)                                          $     (9,146)       $  (70,749)       $   5,731
                                                                           ============        ==========        =========





























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


(5)   Investments

      Investments   (including   restricted   investments)   included   in   the
accompanying consolidated balance sheets as of December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                          Cost or        Gross            Gross
                                                         Amortized     Unrealized       Unrealized    Estimated
                                                           Cost          Gains            Losses      Fair Value
                                                         ---------     ----------       ----------    ----------
December 31, 1999:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations                     $  20,181     $         32    $       (50)       $  20,163
         Corporate obligations                              58,872                1            (55)          58,818
                                                         ---------     ------------    -----------        ---------
               Total investments                         $  79,053     $         33    $      (105)       $  78,981
                                                         =========     ============    ===========        =========

   Available for sale:
      Unrestricted                                       $  76,058     $          6     $     (105)       $  75,959
      Restricted                                             2,995               27              -            3,022
                                                         ---------     ------------     ----------        ---------
               Total                                     $  79,053     $         33     $     (105)       $  78,981
                                                         =========     ============     ==========        =========

December 31, 1998:
   Available for sale:
      Fixed maturity securities:
         U.S. government obligations                     $  13,681     $        219     $        -        $  13,900
         Corporate obligations                               2,032               48              -            2,080
                                                         ---------     ------------     ----------        ---------
               Total investments                         $  15,713     $        267     $        -        $  15,980
                                                         =========     ============     ==========        =========

   Available for sale:
      Unrestricted                                       $   6,666     $         50     $        -        $   6,716
      Restricted                                             9,047              217              -            9,264
                                                         ---------     ------------     ----------        ---------
               Total                                     $  15,713     $        267     $        -        $  15,980
                                                         =========     ============     ==========        =========


         The fair values of investments (including restricted investments) at December 31, 1999 and 1998 were determined using independent pricing services.

      The amortized cost and estimated fair value of fixed maturities (including restricted investments) by contractual maturity, as of December 31, 1999, are summarized as follows (in thousands):

                                                 Available for Sale
                                               ------------------------
                                               Amortized     Estimated
                                                 Cost        Fair Value
                                               ---------     ----------

             Due in 2000                       $  66,667      $  66,613
             Due in 2001 to 2004                  11,987         11,964
             Due in 2005 to 2009                     399            404
                                               ---------      ---------
             Total                             $  79,053      $  78,981
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

      Gross realized gains and gross realized losses from the sale of investments for 1999, 1998, and 1997 are summarized in the following table and were reported in net investment income in the accompanying consolidated statements of operations (in thousands):

                                          1999           1998            1997
                                        --------       --------        --------
             Gross realized gains        $   150       $  4,348        $  1,770
             Gross realized losses             -            (68)           (224)
                                         -------       --------        --------
             Net realized gains          $   150       $  4,280        $  1,546
                                         =======       ========        ========

      A gross realized gain of $2.9 million and a gross realized loss of $0.1 million relating to securities that were transferred to Zenith in connection with the Asset Purchase Agreement were included in the foregoing 1998 net realized gains.

      The following table summarizes the components of net investment income for 1999, 1998, and 1997 (in thousands):

                                          1999           1998            1997
                                        --------       --------        --------
             Fixed maturities            $  3,258     $  3,733         $ 13,815
             Equity securities                  -           (166)           469
             Cash and cash equivalents        491          1,633          2,516
             Zenith receivable and
               other accounts receivable    1,831          2,080              -
                                         --------      ---------       --------
                                            5,580          7,280         16,800
             Investment expenses             (107)          (177)          (353)
                                         --------      ---------       --------
             Net investment income       $  5,473       $  7,103       $ 16,447
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

         The activity in the liability for losses and loss adjustment expenses for 1998 and 1997 is summarized as follows (in thousands):

                                                                                     1998          1997
                                                                                   --------      --------

      Gross liability for losses and loss adjustment expenses,
        at January 1                                                               $ 437,038    $ 458,239
      Reinsurance recoverables                                                      (184,251)    (180,698)
      SDTF recoverables                                                              (45,211)     (49,505)
      Prepaid managed care fees                                                       (8,420)     (31,958)
                                                                                   ---------    ---------
      Net balance at January 1                                                       199,156      196,078
                                                                                   ---------    ---------

      Incurred losses and loss adjustment expenses related to:
        Current year                                                                  14,860      125,764
        Prior years                                                                   11,717       (2,401)
                                                                                   ---------    ---------
        Total incurred losses and loss adjustment expenses                            26,577      123,363
                                                                                   ---------    ---------
      Paid related to:
        Current year                                                                   1,717       45,646
        Prior years                                                                   26,760       74,639
                                                                                   ---------    ---------
        Total paid                                                                    28,477      120,285
                                                                                   ---------    ---------
      Net balance at December 31                                                     197,256      199,156

      Plus reinsurance recoverables                                                  214,302      184,251
      Plus SDTF recoverables                                                          44,552       45,211
      Plus prepaid managed care fees                                                   6,182        8,420
                                                                                   ---------    ---------
      Gross liability at December 31                                                 462,292      437,038

      Gross liability for losses and loss adjustment expenses
        transferred to Zenith [see Note 1(c)]                                       (462,292)           -
                                                                                   ---------    ---------
      Gross liability for losses and loss adjustment expenses,
        at December 31                                                             $       -    $ 437,038
                                                                                   =========    =========


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

(10)  Income Taxes

      The components of income taxes for 1999, 1998, and 1997 are summarized as follows (in thousands):

                                                                     1999           1998          1997
                                                                   --------       --------      --------
          Current:
               Federal                                            $  (4,768)     $(19,165)     $   6,197
               State                                                    320         1,040            798
                                                                  ---------      --------      ---------
                   Total - current                                   (4,448)      (18,125)         6,995
          Deferred - Federal                                          2,031        20,181            305
                                                                  ---------      --------      ---------
             Total income tax expense (benefit)                   $  (2,417)     $   2,056     $   7,300
                                                                  =========      =========     =========

      The differences between taxes computed at the statutory rates and recorded income tax expense for 1999, 1998, and 1997 are summarized as follows (in thousands):

                                                                     1999           1998          1997
                                                                   --------       --------      --------


          Computed "expected" tax expense (benefit)               $  (3,970)     $(24,087)     $   5,105
          State taxes in excess of federal benefit                      320           807            519
          Non-taxable income                                              -          (231)        (1,188)
          Goodwill and other amortization                                 -         3,339            801
          Valuation allowance                                         3,501        21,168            412
          Fines and penalties                                             -             6             64
          Benefits not previously recorded                           (2,268)            -              -
          Other                                                           -         1,054          1,587
                                                                  ---------      --------      ---------

             Income tax expense (benefit)                         $  (2,417)    $   2,056      $   7,300
                                                                  =========     =========      =========

         The tax effects of temporary differences that gave rise to the deferred tax assets at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                                        December 31
                                                                                    -------------------
                                                                                    1999           1998
                                                                                  --------       --------
        Deferred tax assets:
          Net operating losses                                                   $  23,429       $ 17,479
          Accrued litigation settlement costs                                           70          5,415
          Accrued employee benefits                                                      4            224
          Tax credit carryforwards                                                     985              -
          State refunds                                                              1,603          1,603
                                                                                 ---------       --------
             Gross deferred tax assets                                              26,091         24,721
        Valuation allowance                                                        (25,081)       (21,580)
                                                                                 ---------       --------
        Net deferred tax asset                                                   $   1,010       $  3,141
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

      The Company has $43.4 million of net operating loss carryforwards that expire in 2018 and $23.5 million that expire in 2019. The Company has approximately $1 million of alternative minimum tax credit carryforwards that are available indefinitely.

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

      At December 31, 1999 and 1998, RISCORP had no stock options outstanding. A summary of the status of RISCORP's stock option plan as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                              1999                      1998                         1997
                                      ----------------------     ---------------------      ------------------------
                                                Weighted                  Weighted                      Weighted
                                                 Average                   Average                       Average
         Options                     Shares  Exercise Price   Shares    Exercise Price    Shares      Exercise Price
         -------                     ------  --------------   ------    --------------    ------      --------------

    Outstanding, beginning of year      -        $     -      2,533,326     $   4.43       3,078,779     $   3.67
    Granted                             -              -              -            -       2,533,326         4.43
    Canceled                            -              -     (2,533,326)        4.43      (3,078,779)        3.67
                                     ----        -------     ----------     --------      ----------     --------
    Outstanding, end of year            -        $     -              -     $      -       2,533,326     $   4.43
                                     ====        =======     ==========     ========      ==========     ========
    Options exercisable at end of year  -        $     -              -     $      -       1,085,711     $   6.67
                                     ====        =======     ==========     ========      ==========     ========
    Weighted average fair value of
        options granted during
        the year                                 $     -                    $      -                     $   1.92
                                                 =======                    ========                     ========

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

                                                                     1999          1998              1997
                                                                  ------------  ------------     ------------

           Net income (loss)             - as reported             $  (8,926)   $ (70,875)       $ 7,286
                                         - pro forma                  (8,926)     (70,875)         5,286
           Net income (loss) per
              common share-diluted       - as reported                 (0.24)       (1.91)          0.20
                                         - pro forma                   (0.24)       (1.91)          0.14


(13)  Property and Equipment

         The components of the property and equipment at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                Estimated              December 31
                                                               Useful Life         1999           1998
                                                               -----------       --------       --------

           Furniture and equipment                               3-7 years     $      358      $      358
           Leasehold improvements                               5-10 years              9               9
           Software                                                3 years             81              81
                                                                               ----------      ----------
                                                                                      448             448
           Less accumulated depreciation and
              amortization                                                            252             111
                                                                               ----------      ----------

           Net carrying amount                                                 $      196      $      337
                                                                               ==========      ==========

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


(14)  Leases

      The Company leases space for some of its office facilities under non-cancelable operating leases expiring through 2001, with renewal options available for certain leases. Total rental expense for 1999, 1998, and 1997 was $0.1 million, $0.2 million, and $1.7 million, respectively. At December 31, 1999, the Company was obligated under aggregate minimum annual rentals as follows (in thousands):

                  Year                                   Annual Rental
                  ----                                   -------------
                  2000                                      $  103
                  2001                                           8
                                                            ------
                  Total                                     $  111
                                                            ======


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

      The following table summarizes activity in the bad debt allowance account for premiums receivable for 1998 and 1997 (in thousands):

                                                            1998          1997
                                                          --------      --------

      Balance at beginning of year                        $  7,000     $ 17,000
      Addition (reduction) to allowance                     (1,100)       4,374
      Recoveries (write-offs) against allowance                100      (14,374)
      Balance transferred to Zenith [see Note 1(c)]         (6,000)           -
                                                         ---------     ---------
      Balance at end of year                              $      -     $  7,000
                                                         =========     =========

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

      In July 1999, a shareholder class action lawsuit was filed against RISCORP, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida styled Chap-Cap Partners, L.P. v. RISCORP, Inc., William D. Griffin, Frederick M. Dawson, Walter
E. Riehemann and Stephen C. Rece, Case No. 99-1585CIV-T-26. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and
Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of RISCORP as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors pursuant to the terms of the Asset Purchase Agreement. The complaint seeks certification of a class and award of unspecified compensatory damages. Defendants Dawson, Riehemann and Rece sought indemnification from RISCORP. On or about February 9, 2000, the plaintiff filed an amended complaint that purported to drop William D. Griffin as a party and substitute the Estate of Frederick M. Dawson for Frederick M. Dawson (deceased) as a party defendant. On March 31, 2000, the defendants filed a motion to dismiss the amended complaint. After service of the complaint, RISCORP promptly notified its D&O insurance carrier. The insurance carrier subsequently sent a letter to RISCORP denying coverage of this claim. RISCORP has disputed the insurance company's position, and has insisted on coverage. RISCORP and the indemnified defendants deny liability to the Plaintiff or to the putative class, and intend to defend this action vigorously.

      On or about February 15, 2000, an alleged shareholder of RISCORP filed a putative class action suit against the Company, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George
E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks to enjoin the transaction. RISCORP has filed a motion to dismiss, and has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

      On February 25, 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RNIC styled State of Alabama v. RISCORP National Insurance Company, Civil Action No. CV-2000-569PR, Circuit Court of Montgomery County, Alabama. The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the workers' compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

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


(20)  Restatement

       In April 2000, following a review of the contractual terms of the sale of business referred to in Note 1(c), the Company determined that the "loss on sale of net assets to Zenith" recorded in the second quarter of 1999 should be increased from $3,292,000 to $5,170,000. The increase in loss is attributable to the resolution of disputed ownership rights concerning certain securities held in trust at July 7, 1999. Consequently, all of the information presented in this consolidated financial statement and related notes has been restated to give effect to that determination.

       The effects of the restatement on the December 31, 1999 consolidated balance sheet and the 1999 consolidated statement of operations are as follows (in thousands, except per share data):


                                            Reported           As Restated
                                         ---------------     ---------------
Balance Sheet:
    Liabilities                            $     4,778         $      6,656
    Shareholders' equity                        90,298               88,420

Statement of Operations:
    Loss on sale of net assets to               (3,292)              (5,170)
Zenith
    Net loss                                    (7,048)              (8,296)

Basic loss - per share                    $      (0.19)        $      (0.24)
Diluted loss - per share                         (0.19)               (0.24)

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                         RISCORP, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                 (in thousands)




Type of Investment                                    Cost       Market Value


Available for sale:
     Fixed maturity securities:
        U.S. government obligations                  $  20,181       $  20,163
        Corporate obligations                           58,872          58,818
                                                     ---------       ---------
           Total available for sale                  $  79,053       $  78,981
                                                     =========       =========

Available for sale:
     Unrestricted                                    $  76,058       $  75,959
     Restricted                                          2,995           3,022
                                                     ----------      ---------
           Total                                     $  79,053       $  78,981
                                                     =========       =========




































See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                               December 31
                                                                                    ------------------------------
                                                                                    1999 Restated        1998
                                                                                    -------------     -----------
                                     ASSETS

Investments at fair value (cost $65,355 and $4,635)                                 $    65,291       $    4,636
Cash and cash equivalents                                                                 3,800            1,140
Cash and cash equivalents - restricted                                                        -           10,000
Investment in wholly-owned subsidiaries                                                 142,405          148,357
Surplus note receivable from subsidiary                                                  13,000           13,000
Other assets                                                                              8,100           18,840
                                                                                    -----------       ----------

     Total assets                                                                   $   232,596       $  195,973
                                                                                    ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities                                            $    24,256       $   38,572
  Payable to affiliates                                                                 119,920           61,835
                                                                                    -----------       ----------
    Total liabilities                                                                   144,176          100,407
                                                                                    -----------       ----------

Shareholders' equity:
  Common stock                                                                              386              386
  Additional paid-in capital                                                            142,688          142,688
  Retained deficit                                                                      (54,606)         (45,680)
  Unearned compensation                                                                       -           (2,000)
  Treasury stock at cost                                                                     (1)              (1)
  Net unrealized gains (losses) on investments                                              (47)             173
                                                                                    -----------       ----------
   Total shareholders' equity                                                            88,420           95,566
                                                                                    -----------       ----------

      Total liabilities and shareholders' equity                                    $   232,596       $  195,973
                                                                                    ===========       ==========









See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                    Year Ended December 31
                                                                       -----------------------------------------------
                                                                          1999 Restated       1998            1997
                                                                         --------------    ----------      ----------
Revenues:
      Net investment income                                               $   4,483        $   2,681       $     517
      Dividend income                                                             -                -           3,446
      Other income                                                               27              146               -
                                                                          ---------        ---------       ---------
          Total revenue                                                       4,510           2,827            3,963
                                                                          ---------        ---------       ---------

Expenses:
      General and administrative expenses                                     5,030          10,871           16,421
      Interest expense                                                        1,316             641            1,800
      Depreciation and amortization                                             142             359              857
                                                                          ---------        ---------       ---------
          Total expenses                                                      6,488          11,871           19,078
                                                                          ---------        ---------       ---------

Income (loss) from operations                                                (1,978)         (9,044)         (15,115)

Loss on sale of net assets to Zenith                                         (5,170)        (47,747)               -
                                                                          ---------        ---------       ---------

Loss before equity in income or loss
  of subsidiaries and income taxes                                           (7,148)        (56,791)         (15,115)

Equity in income (loss) of subsidiaries                                      (4,195)        (20,322)          20,935
                                                                          ---------        ---------       ---------

Income (loss) before income taxes                                           (11,343)        (77,113)           5,820
Income tax benefit                                                           (2,417)         (6,238)          (1,466)
                                                                          ---------        ---------       ---------

      Net income (loss)                                                   $  (8,926)       $(70,875)       $   7,286
                                                                          =========        ========        =========


















See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF CASH FLOW

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)

                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                             1999 Restated         1998            1997
                                                                           ---------------     -------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                        $    (8,926)        $ (70,875)      $   7,286
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Equity in net loss (income) of subsidiaries                                 4,195            20,322         (18,344)
      Amortization of unearned compensation                                       2,000                 -               -
      Depreciation and amortization                                                 142               359             857
      Net amortization of discounts on investments                                   23                 -               -
      Net realized loss (gain) on sale of investments                                 -                 -              35
      Loss on sale of net assets to Zenith                                        5,170            47,747               -
      Issuance of RISCORP, Inc. stock                                                 -             4,740               -
      Decrease (increase) in other assets                                        10,716             4,166         (20,555)
      Increase (decrease) in total liabilities                                   (2,640)            3,751          26,934
      Other, net                                                                  1,468                 -               -
                                                                            -----------         ---------       ---------
          Net cash provided by (used in) operating activities                    12,148            10,210          (3,787)
                                                                            -----------         ---------       ---------

Cash flows from investing activities:
      Proceeds from sales and maturities of investments                         350,541            69,617           5,206
      Proceeds from the sale of equity securities                                     -                 -           1,548
      Net cash received from Zenith for sale of net assets                       46,431             9,345               -
      Cash due to Zenith                                                              -               388               -
      Purchase of fixed maturities--available for sale                         (416,460)          (73,252)              -
      Capital contributions to subsidiaries                                           -            (1,000)         (1,000)
      Purchase of property and equipment                                              -              (448)              -
                                                                            -----------         ---------       ---------
          Net cash provided by (used in) investing activities                    (19,488)            4,650           5,754
                                                                            -----------         ---------       ---------

Cash flows from financing activities:
      Purchase of treasury stock subject to put option                                -                 -          (2,100)
      Transfer of cash and cash equivalents to restricted balances               10,000           (12,568)              -
      Other, net                                                                      -                 -          (1,293)
                                                                            -----------         ---------       ---------
          Net cash provided by (used in) financing activities                    10,000           (12,568)         (3,393)
                                                                            -----------         ---------       ---------

Net increase (decrease) in cash and cash equivalents                              2,660             2,292          (1,426)
Cash and cash equivalents, beginning of year                                      1,140            (1,152)            274
                                                                             ==========         =========       =========
Cash and cash equivalents, end of year                                       $    3,800         $   1,140       $  (1,152)
                                                                             ==========         =========       =========

Supplemental  disclosures  of cash flow  information:
     Cash paid during the year for:
        Interest                                                             $    1,120         $     450       $   1,800
                                                                             ==========         =========       =========
      Income taxes                                                           $      173         $       -       $   6,556
                                                                             ==========         =========       =========



See accompanying Auditors' Report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                       RISCORP, INC. (Parent Company Only)
                                 (in thousands)


                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                            1999 Restated          1998            1997
                                                                           ---------------     -------------    ------------

Net income (loss)                                                          $     (8,926)       $  (70,875)       $   7,286
                                                                           ------------        ----------        ---------

Other comprehensive income (loss), before income taxes:
    Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during year                          (339)              194           (2,392)
    Income tax expense (benefit) related to items of other
       comprehensive income (loss)                                                 (119)               68             (837)
                                                                           ------------        ----------        ---------
Other comprehensive income (loss), net of income taxes                             (220)              126           (1,555)
                                                                           ------------        ----------        ---------

Total comprehensive income (loss)                                          $     (9,146)       $  (70,749)       $   5,731
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




























See accompanying Auditors' Report.

                            SCHEDULE IV - REINSURANCE

                         RISCORP, INC. AND SUBSIDIARIES
                                 (in thousands)



                                                                   Premiums Earned
                             --------------------------------------------------------------------------------------------

                                                    Ceded to           Assumed                           Percentage
Year Ended                         Gross              Other          from Other             Net           of Amount
December 31                       Amount            Companies         Companies           Amount       Assumed to Net
------------                      ------            ---------         -----------         ------       --------------


1999                           $        -          $        -     $         -          $        -                 -
                               ==========          ==========     ===========          ==========            ======


1998                           $   48,416*         $   22,676*    $        79*         $   25,819*                -*
                               ==========          ==========     ===========          ==========            ======


1997                           $ 328,191           $ 167,274      $    18,812          $  179,729              10%
                               ==========          ==========     ===========          ==========            ======





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