Form 10-Q
period 2000-03-31
RISCORP INC
filed 2000-05-15
CIK 1003957

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 (941) 366-5015
                                ----------------
                         (Registrant's telephone number,
                              including area code)

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

                           Class                  Outstanding at April 30, 2000
                           -----                  -----------------------------
         Class A Common Stock, $.01 par value            14,258,671
         Class B Common Stock, $.01 par value            24,334,443

                                      INDEX



                                                                                                          Page No.

Part I     Financial Information

           Item 1.         Financial Statements

                           Consolidated Balance Sheets -
                               March 31, 2000 and December 31, 1999                                          3

                           Consolidated Statements of Operations -
                               For the three months ended March 31, 2000 and 1999                            4

                           Consolidated Statements of Cash Flows -
                               For the three months ended March 31, 2000 and 1999                            5

                           Consolidated Statements of Comprehensive Loss                                     6
                               For the three months ended March 31, 2000 and 1999

                           Notes to Consolidated Condensed Financial Statements                          7 - 9


           Item 2.         Management's Discussion and Analysis of Financial                           11 - 14
                           Condition and Results of Operations


Part II    Other Information

           Item 1.         Legal Proceedings                                                           15 - 17

           Item 2.         Changes to Securities                                                            17

           Item 3.         Defaults Upon Senior Securities                                                  17

           Item 4.         Submission of Matters to a Vote of Security Holders                              17

           Item 5.         Other Information                                                                17

           Item 6.         Exhibits and Reports on Form 8-K                                                 17


                           Signatures                                                                       18



Part I   Financial Information
Item 1.  Financial Statements

                         RISCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                            March 31        December 31
                                                                                              2000              1999
                                                                                          -------------    -------------
Assets                                                                                      (Unaudited)

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost $73,358 in 2000 and $76,058 in 1999)                                $    73,261      $    75,959
   Fixed maturities  available for sale, at fair value (amortized cost $4,865 in
      2000 and $2,995 in 1999)-restricted                                                       4,887            3,022
                                                                                          -----------      -----------
      Total investments                                                                        78,148           78,981


Cash and cash equivalents                                                                       5,658            4,668
Cash and cash equivalents-restricted                                                            1,972            1,925
Accounts receivable--other                                                                      2,545            2,545
Deferred income taxes                                                                           1,012            1,010
Property and equipment, net                                                                       163              196
Other assets                                                                                    5,190            5,751
                                                                                          -----------      -----------

      Total assets                                                                        $    94,688      $    95,076
                                                                                          ===========      ===========

Liabilities and Shareholders' Equity

Liabilities - accrued expenses and other liabilities                                      $     6,394      $     6,656
                                                                                          -----------      -----------
Shareholders' equity:
   Class A Common Stock, $.01 par value, 100,000,000
       shares authorized; 14,258,671 shares issued                                                143              143
   Class B Common Stock, $.01 par value, 100,000,000
       shares authorized; 24,334,443 shares issued                                                243              243
   Preferred Stock, $.01 par value, 10,000,000 shares
       authorized; none issued and outstanding                                                     --               --
   Additional paid-in capital                                                                 142,688          142,688
   Retained deficit                                                                           (54,730)         (54,606)
   Treasury Class A Common Stock - at cost, 112,582 shares                                         (1)              (1)
   Accumulated Other Comprehensive Loss:
      Net unrealized losses on investments                                                        (49)             (47)
                                                                                          -----------      -----------
          Total shareholders' equity                                                           88,294           88,420
                                                                                          -----------      -----------
          Total liabilities and shareholders' equity                                      $    94,688      $    95,076
                                                                                          ===========      ===========


See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                  Three Months
                                                                                                 Ended March 31
                                                                                          ----------------------------
                                                                                             2000              1999
                                                                                          -----------      -----------
                                                                                          (Unaudited)      (Unaudited)
   Revenue:
      Net investment income                                                               $     1,238      $     1,799
      Other income                                                                                120               --
                                                                                          -----------      -----------
          Total revenue                                                                         1,358            1,799
                                                                                          -----------      -----------
   Expenses:
       General and administrative expenses                                                      1,397            1,157
       Interest expense                                                                            52            1,441
       Depreciation and amortization                                                               33               40
                                                                                          -----------      -----------
          Total expenses                                                                        1,482            2,638
                                                                                          -----------      -----------
   Loss before income taxes                                                                      (124)            (839)

   Income taxes                                                                                    --               --
                                                                                          -----------      -----------
   Net loss                                                                               $      (124)     $      (839)
                                                                                          ===========      ===========


   Per share data:
     Net loss per common share - basic                                                    $     (0.00)     $     (0.02)
                                                                                          ===========      ===========

     Net loss per common share - diluted                                                  $     (0.00)     $     (0.02)
                                                                                          ===========      ===========

     Weighted average common shares outstanding                                            37,922,281       37,347,281
                                                                                          ===========      ===========

     Weighted average common and common share
       equivalents outstanding                                                             37,922,281       37,347,281
                                                                                          ===========      ===========












See accompanying notes to consolidated financial statements.

                         RISCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                  Three Months
                                                                                                 Ended March 31
                                                                                          ----------------------------
                                                                                             2000              1999
                                                                                          -----------      -----------
                                                                                          (Unaudited)      (Unaudited)

Net cash provided by operating activities                                                 $        91      $    13,533
                                                                                          -----------      -----------

Cash flows from investing activities:
     Purchase of fixed maturities available for sale                                          (49,146)        (192,877)
     Proceeds from sales and maturities of fixed maturities available for sale                 50,045          133,819
     Cash received from Zenith for sale of net assets                                              --           50,572
                                                                                          -----------      -----------
       Net cash provided by (used in) investing activities                                        899           (8,486)
                                                                                          -----------      -----------

Cash flows from financing activities:
     Transfer of cash and cash equivalents to restricted cash                                      --           (2,232)
                                                                                          -----------      -----------
       Net cash used in financing activities                                                       --           (2,232)
                                                                                          -----------      -----------

Net increase in cash and cash equivalents                                                         990            2,815

Cash and cash equivalents, beginning of period                                                  4,668            6,864
                                                                                          -----------      -----------
Cash and cash equivalents, end of period                                                  $     5,658      $     9,679
                                                                                          ===========      ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
           Interest                                                                       $         3      $         3
                                                                                          ===========      ===========
           Income taxes                                                                   $        12      $        82
                                                                                          ===========      ===========
















See accompanying notes to consolidated financial statements

                         RISCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                                 (in thousands)


                                                                                                  Three Months
                                                                                                 Ended March 31
                                                                                          ----------------------------
                                                                                             2000              1999
                                                                                          -----------      -----------
                                                                                          (Unaudited)      (Unaudited)

Net loss                                                                                  $      (124)     $      (839)
                                                                                          -----------      -----------

Other comprehensive loss, before income taxes:
       Unrealized losses on securities available for sale:
            Unrealized holding losses arising during the period                                    (3)             (49)
Income tax benefit related to items of other
    comprehensive loss                                                                              1               17
                                                                                          -----------      -----------
Other comprehensive loss, net of income taxes                                                      (2)             (32)
                                                                                          -----------      -----------

Total comprehensive loss                                                                  $       (126)    $      (871)
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

       The consolidated financial statements include the accounts of RISCORP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)     Execution of Merger Agreement with William D. Griffin

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


(4)    Commitments and Contingencies

       In August 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement effective September 1, 1996 with RISCORP National Insurance Company ("RNIC"). Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of Independent Association Administrators, Inc. ("IAA") prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. On December 1, 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the Fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

       In July 1999, a shareholder class action lawsuit was filed against RISCORP, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida styled Chap-Cap Partners, L.P. v. RISCORP, Inc., William D. Griffin, Frederick M. Dawson, Walter E. Riehemann and Stephen C. Rece, Case No. 99-1585CIV-T-26. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of RISCORP as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors pursuant to the terms of the Asset Purchase Agreement. The complaint seeks certification of a class and award of unspecified compensatory damages. Defendants Dawson, Riehemann and Rece sought indemnification from RISCORP. On or about February 9, 2000, the plaintiff filed an amended complaint that dropped William D. Griffin as a party and purported to substitute the Estate of Frederick M. Dawson for Frederick
       M. Dawson (deceased) as a party defendant. On March 31, 2000, the defendants filed a motion to dismiss the amended complaint, which remains pending. After service of the complaint, RISCORP promptly notified its directors' and officers' insurance carrier. The insurance carrier subsequently sent a letter to RISCORP denying coverage of this claim. RISCORP has disputed the insurance company's position, and has insisted on coverage. RISCORP and the indemnified defendants deny liability to the Plaintiff or to the putative class, and intend to defend this action vigorously.

       In February 2000, an alleged shareholder of RISCORP filed a putative class action suit against RISCORP, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks to enjoin the transaction. RISCORP has filed a motion to dismiss, and has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

       In February 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RNIC styled State of Alabama v. RISCORP National
       Insurance  Company,  Civil  Action No.  CV-2000-569PR,  Circuit  Court of
       Montgomery County, Alabama. The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the workers' compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

       In April 1999, RISCORP received an invoice from Salomon Smith Barney seeking approximately $2 million for financial advisory services rendered in connection with the sale to Zenith. RISCORP disputes any liability for the payment of such fees and intends to vigorously defend any cause of action instituted by Salomon Smith Barney seeking payment.

       On or about November 5, 1999, the Bankruptcy Trustee for Richey's Manufacturing Company, Inc. (the "Debtor") filed an adversary proceeding against Zenith Insurance Company ("Zenith") and others styled Jacob C. Pongetti, Trustee, et al. v. Zenith Insurance Company f/k/a RISCORP National Insurance Company et al. in the U.S. Bankruptcy Court for the Northern District of Mississippi. On or about April 27, 2000, the Trustee filed a Second Amended Complaint that purported to add RISCORP National

       Insurance Company ("RNIC") as a party defendant. The suit arises from a November 16, 1996 fire that allegedly destroyed certain real property improvements and personal property owned by the Debtor. The suit alleges that the Debtor held an insurance policy issued by RNIC or its predecessor that covered such real property improvements and personal property. The suit further alleges that either RNIC, or Zenith as alleged successor to RNIC, is liable for the loss up to the policy limits, net of sums previously paid to the first lienholder on the property. The suit asserts a claim against RNIC for $1,693,510, plus attorney's fees and other unspecified claims. RNIC denies liability to the plaintiffs, and intends to defend the suit vigorously.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to Risk Factors, Legal Proceedings, and the Liquidity and Capital Resources section of Management's Discussion and
       Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by RISCORP, Inc. ("RISCORP") and its subsidiaries (collectively, the "Company") from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, without limitation, projections of revenues, income, losses, cash flows, plans for future operations, financing needs, estimates concerning the effects of litigation or other disputes, as well as assumptions regarding any of the foregoing matters.

       Forward-looking   statements   are   inherently   subject  to  risks  and
       uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Many factors could contribute to such differences and include, among others, the actual outcome of pending litigation, both on behalf of and against the Company; the Company's ability to gain approval and receive payment from the Florida Department of Labor for certain refund applications; the Company's ability to receive payment for the alleged errors and understatement of the Final Business Balance Sheet by the neutral auditors; the Company's need for additional capital to meet operating requirements; and other factors mentioned elsewhere in this report.

Recent Developments

       Execution of Merger Agreement with William D. Griffin

       See  Part,  1,  Item  1,  Notes  to  Consolidated   Condensed   Financial
       Statements, Note 2, for further discussion of the Merger Agreement.

       Asset Purchase Agreement with Zenith

       See Part 1, Item 1, Notes to Consolidated Condensed Financial Statements,
       Note 3, for further discussion of the Zenith transaction.

       Legal Developments

       See "Part II, Item 1, Legal Proceedings."

Overview

       General

       As discussed more fully in Note 3 to the consolidated condensed financial statements, RISCORP and certain of its subsidiaries sold substantially all of their assets and transferred certain liabilities to Zenith on April 1, 1998. In connection with the sale to Zenith, RISCORP ceased substantially all of its former business operations, including its insurance operations, effective April 1, 1998. Accordingly, after such date, the Company's operations consisted primarily of the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement, and the investment, protection, and maximization of the remaining assets of the Company. At the present time, RISCORP has no plans to resume any operating activities.

       Since April 1, 1998, the Company has had no employees or insurance operations, and has provided no services to self-insurance funds or other insurance related entities.

       Results of Operations

       Three Months Ended March 31, 2000 and 1999

       During the three months ended March 31, 2000 and 1999, the Company's primary activities included the investment of the funds received from Zenith in 1998 and 1999, the investment of other assets retained by the Company, efforts to monetize the contingent assets and resolve the contingent liabilities of the Company, the administration of the day-to-day activities of the surviving corporate entities, compliance with the provisions of the Asset Purchase Agreement and Settlement Agreement with Zenith. During the three months ended March 31, 1999, the Company's operating activities also included the defense of the Proposed Business Balance Sheet and converting the taxes receivable to cash. Compliance with the provisions of the Asset Purchase Agreement included the transfer of all of the assets and liabilities not retained by the Company to Zenith, and assisting with the orderly transition of the Company's insurance operations to Zenith.

       The following is an analysis of balances contained on the March 31, 2000 and December 31, 1999 balance sheets.

                 Investments  totaling   approximately  $78.1  million  and  $79
                million,  respectively,   consist  primarily  of  United  States
                Government obligations.

                 Restricted  cash  and cash  equivalents  consist  primarily  of amounts on deposit with various governmental agencies.

                 Accounts   receivable-other   of  $2.5  million  at  each  date
                presented consist primarily of a receivable of $2.3 million that is expected to be realized upon the redemption of RISCORP's outstanding stock.

                 Deferred  income  taxes of $1  million  at each date  presented consist of federal and state income taxes that are anticipated to be recovered in future periods.

                 Other  assets of $5.2 million and $5.8  million,  respectively, consist of $4.3 million and $4.6 million of prepaid expenses, and $0.9 million and $1.2 million of accrued investment portfolio income, respectively.

                 A summary of the accrued  expenses and other  liabilities
                at March 31, 2000 and December 31, 1999 is as follows
                (in thousands):

                                                                        March 31 2000       December 31 1999
                                                                       ----------------    -----------------

                          Income taxes payable                         $        2,537      $         2,539
                          Payable to Zenith                                     1,896                1,878
                          Accrued professional services                         1,697                1,819
                          Trade accounts payable                                  242                  205
                          Other accruals and payables                              22                  215
                                                                       ----------------    -----------------
                          Total                                        $        6,394      $         6,656
                                                                       ================    =================

       The Company's operating results for the three months ended March 31, 2000 and 1999 resulted in a net loss of $0.1 million and $0.8 million, respectively.

       Net investment income for the three months ended March 31, 2000 and 1999 was $1.2 million and $1.8 million, respectively. Net investment income for the three months ended March 31, 2000 consisted primarily of income from the investment portfolio. Net investment income for the three months ended March 31, 1999 consisted of $1.3 million of interest income on a receivable from Zenith, $0.1 million of interest income on a $12.8 million balance that was being held in escrow, and $0.4 million of other investment income.

       Operating expenses for the three months ended March 31, 2000 and 1999 totaled $1.5 million and $2.6 million, respectively, and consisted of the following:

                 General and  administrative  expenses  totaled $1.4 million and
                $1.2 million, respectively, and consisted of the following (in thousands):

                                                                            Three Months Ended March 31
                                                                       -------------------------------------
                                                                            2000                  1999
                                                                       ----------------    -----------------

                   Management expenses                                 $           210     $           300
                   Accounting and auditing expenses                                542                 321
                   Legal expenses                                                   33                 270
                   Recurring operating expenses (i.e., rent,
                   telephone, insurance, and similar costs)                        583                 203
                   Other expenses                                                   29                  63
                                                                       ----------------    -----------------
                   Total                                               $         1,397     $         1,157
                                                                       ================    =================


                 Interest  expense was $52,000 for the three  months ended March
                31, 2000. Interest expense of $1.4 million for the three months ended March 31, 1999 consisted primarily of the interest payable on a legal settlement that was paid in April 1999.

                 Depreciation and amortization  expense was $33,000 and $40,000, respectively, primarily consisting of depreciation of computer equipment.

       The weighted average common and common share equivalents outstanding for the three months ended March 31, 2000 was 37,922,281 as compared to 37,347,281 for the three months ended March 31, 1999.

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

       Cash flow from operations for the three months ended March 31, 2000 and 1999 was $0.1 million and $13.5 million, respectively. The positive cash flow in 1999 was due primarily to the collection of the proceeds from the sale to Zenith and the cessation of substantially all the Company's former business operations.

       The Company has projected cash flows through December 2000 and believes it has sufficient liquidity and capital resources to support its operations.

       As of March 31, 2000 and 1999, RISCORP's insurance subsidiaries had combined statutory capital and surplus of $12.3 million and $123.6 million, respectively. The decline in combined statutory surplus from 1999 to 2000 is primarily the result of RISCORP's receiving and retaining of the proceeds from the sale to Zenith. Consequently, RISCORP's insurance subsidiaries recorded $94 million of receivables from RISCORP for their portion of those proceeds. Those receivable balances were classified as a non-admitted asset at December 31, 1999 because those receivables were more than 90 days past due. The individual capital and surplus of each of RISCORP's insurance subsidiaries exceeded the minimum statutory capital and surplus required by their respective state of domicile.

       The National Association of Insurance Commissioners has adopted risk-based capital standards to determine the capital requirements of an insurance carrier based on the risks inherent in its operations. The standards, which have not yet been adopted in Florida, require the computation of a risk-based capital amount that is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk, and off-balance sheet risk. Those standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1999, RISCORP's insurance subsidiaries' statutory surplus was in excess of any risk-based capital action level requirements. The risk based capital calculation is not made on an interim basis.

       Year 2000

       Neither the Company, its suppliers, nor the financial institutions with whom the Company maintains banking or investment accounts, experienced any known Year 2000 computer problems.

Part II    Other Information

Item 1.    Legal Proceedings

       In August 1997, the Occupational Safety Association of Alabama Workers' Compensation Fund (the "Fund"), an Alabama self-insured workers' compensation fund, filed a breach of contract and fraud action against the Company and others. The Fund entered into a Loss Portfolio Transfer and Assumption Reinsurance Agreement effective September 1, 1996 with RISCORP National Insurance Company ("RNIC"). Under the terms of the agreement, RNIC assumed 100 percent of the outstanding loss reserves (including incurred but not reported losses) as of September 1, 1996. Co-defendant Peter D. Norman ("Norman") was a principal and officer of Independent Association Administrators, Inc. ("IAA") prior to its acquisition by RISCORP in September 1996. The complaint alleges that Norman and IAA breached certain fiduciary duties owed to the Fund in connection with the subject agreement and transfer. The complaint alleges that RISCORP has breached certain provisions of the agreement and owes the Fund monies under the terms of the agreement. The Fund claims, per a Loss Portfolio Evaluation dated February 26, 1998, that the Fund overpaid RNIC by $6 million in the subject transaction. The court has granted RNIC's Motion to Compel Arbitration per the terms and provisions of the agreement. On December 1, 1998, the trial court issued an order prohibiting the American Arbitration Association from administering the arbitration between RNIC and the Fund, and RNIC has appealed the trial court's ruling. The Alabama Supreme Court has stayed the current arbitration. Despite the Alabama Supreme Court's stay, the dispute between the Fund and RNIC is expected to be resolved through arbitration. The other defendants, including IAA, have appealed to the Supreme Court of Alabama the trial court's denial of their motions to compel arbitration. RNIC intends to vigorously defend the Fund's claim.

       In July 1999, a shareholder class action lawsuit was filed against RISCORP, two of its executive officers, and two former executive officers in the United States District Court for the Middle District of Florida styled Chap-Cap Partners, L.P. v. RISCORP, Inc., William D. Griffin, Frederick M. Dawson, Walter E. Riehemann and Stephen C. Rece, Case No. 99-1585CIV-T-26. The plaintiff in this action purports to represent the class of shareholders who purchased shares of RISCORP's Class A Common Stock between November 19, 1997 and July 20, 1998. The complaint alleges, among other things, that the financial statements included in the periodic reports filed by RISCORP with the Securities and Exchange Commission during the class period contain false and misleading statements of material fact and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. These allegations principally relate to the difference between the net book value of RISCORP as reflected on its published financial statements during the class period and the net book value of the assets transferred to Zenith as determined by the neutral auditors pursuant to the terms of the Asset Purchase Agreement. The complaint seeks certification of a class and award of unspecified compensatory damages. Defendants Dawson, Riehemann and Rece sought indemnification from RISCORP. On or about February 9, 2000, the plaintiff filed an amended complaint that dropped William D. Griffin as a party and purported to substitute the Estate of Frederick M. Dawson for Frederick
       M. Dawson (deceased) as a party defendant. On March 31, 2000, the defendants filed a motion to dismiss the amended complaint, which remains pending. After service of the complaint, RISCORP promptly notified its directors' and officers' insurance carrier. The insurance carrier subsequently sent a letter to RISCORP denying coverage of this claim. RISCORP has disputed the insurance company's position, and has insisted on coverage. RISCORP and the indemnified defendants deny liability to the Plaintiff or to the putative class, and intend to defend this action vigorously.

       In February 2000, an alleged shareholder of RISCORP filed a putative class action suit against RISCORP, its Directors, and its majority shareholder in the Circuit Court of the 12th Judicial Circuit, Sarasota County, Florida, styled Harris Blackman v. William D. Griffin, Seddon Goode, Jr., George E. Greene III, Walter L. Revell, and RISCORP, Inc., Case No. 20002103 CA DIV-A. The suit contends that the pending transaction with Griffin Acquisition Corp. pursuant to which William D. Griffin, the majority shareholder of RISCORP, proposes to purchase the Class A shares of RISCORP held by the public shareholders is inadequately priced. The suit alleges that the defendants are liable for breach of fiduciary duty, and seeks to enjoin the transaction. RISCORP has filed a motion to dismiss, and has received no notice of any hearing on the plaintiff's claim for equitable relief. RISCORP denies the plaintiff's allegations and intends to defend the suit vigorously.

       In February 2000, the State of Alabama, on behalf of D. David Parsons (as Acting Commissioner of Insurance of the State of Alabama), filed a lawsuit against RNIC styled State of Alabama v. RISCORP National
       Insurance  Company,  Civil  Action No.  CV-2000-569PR,  Circuit  Court of
       Montgomery County, Alabama. The complaint alleges that RNIC owes an additional $2.5 million in premium taxes for the 1996 tax year. RNIC entered into a Loss Portfolio Transfer Agreement dated August 26, 1996 and effective September 1, 1996 with the Occupational Safety Association of Alabama Workmen's Compensation Fund (the "Fund"). According to the complaint, pursuant to the terms of the agreement, RNIC assumed the workers' compensation risks that were in the Fund and became the insurer of those risks. The State claims that premium tax is due on the consideration received by RNIC for insuring those risks. The complaint seeks compensatory damages. RNIC intends to vigorously defend this suit.

       In April 1999, RISCORP received an invoice from Salomon Smith Barney seeking approximately $2 million for financial advisory services rendered in connection with the sale to Zenith. RISCORP disputes any liability for the payment of such fees and intends to vigorously defend any cause of action instituted by Salomon Smith Barney seeking payment.

       On or about November 5, 1999, the Bankruptcy Trustee for Richey's Manufacturing Company, Inc. (the "Debtor") filed an adversary proceeding against Zenith Insurance Company ("Zenith") and others styled Jacob C. Pongetti, Trustee, et al. v. Zenith Insurance Company f/k/a RISCORP National Insurance Company et al. in the U.S. Bankruptcy Court for the Northern District of Mississippi. On or about April 27, 2000, the Trustee filed a Second Amended Complaint that purported to add RISCORP National Insurance Company ("RNIC") as a party defendant. The suit arises from a November 16, 1996 fire that allegedly destroyed certain real property improvements and personal property owned by the Debtor. The suit alleges that the Debtor held an insurance policy issued by RNIC or its predecessor that covered such real property improvements and personal property. The suit further alleges that either RNIC, or Zenith as alleged successor to RNIC, is liable for the loss up to the policy limits, net of sums previously paid to the first lienholder on the property. The suit asserts a claim against RNIC for $1,693,510, plus attorney's fees and other unspecified claims. RNIC denies liability to the plaintiffs, and intends to defend the suit vigorously.

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

       a)  Exhibits

           11     Statement Re Computation of Per Share Loss

           27     Financial Data Schedules


       b)   Reports on Form 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  RISCORP, INC.
                  (Registrant)




                  By:  /s/ Walter E. Riehemann
                    ------------------------------

                  Walter E. Riehemann
                  President and General Counsel

                  Date:    May 12, 2000





                  By:  /s/Edward W. Buttner IV
                    ------------------------------

                  Edward W. Buttner IV, CPA
                  Chief Accounting Officer

                  Date:    May 12, 2000